Form 10-Q
period 1995-09-30
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1995-11-15
CIK 796960

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1995    Commission File Number  0-19013

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

             New York                                84-1059226
 (State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)                        No.)

    730 17th Street, Suite 712               Denver, Colorado    80202
   (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code           (303) 571-5564


(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)       Yes          X
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the         No
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding
                   Class                           at October 31, 1995
      Common stock, $.0001 par value               531,667,515 shares

Form 10-Q
3rd Quarter



                                          INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION *

      ITEM 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 1995
         and December 31, 1994                                             3

      Condensed Consolidated Statements of Operations - For the Three
         Months and Nine Months Ended September 30, 1995 and 1994          4

      Condensed Consolidated Statements of Cash Flows - For the Nine
         Months Ended September 30, 1995 and 1994                          5

      Notes to Condensed Consolidated Financial Statements                 6

      ITEM 2.  Management's Discussion and Analysis                        7


PART II - OTHER INFORMATION

      ITEMS 1 through 6.                                                  10

      Signature                                                           11

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                           September 30,    December 31,
                                                  1995           1994
CURRENT ASSETS:
    Cash and cash equivalents                      93,000     $   126,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000           912,000       2,497,000
   Unbilled trade receivable                      471,000
    Prepaid expenses                              235,000         197,000
    Income tax receivable, net                      -              92,000
              Total current assets             $1,711,000      $3,101,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,447,000       3,084,000
    Furniture and fixtures                        364,000         346,000
    Transportation equipment                      360,000         360,000
                                                4,171,000       3,790,000
    Accumulated depreciation                  (2,547,000)     (2,238,000)
                                                1,624,000       1,552,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $531,000
       and $461,000                             1,048,000       1,058,000
    Other                                           8,000           5,000
                                                1,056,000       1,063,000

       Total assets                             4,391,000     $ 5,716,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                       302,000         928,000
    Revolving loans                               336,000         789,000
    Current portion of long term debt -
       Financial institutions                     437,000         248,000
       Related parties                              1,000          26,000
    Accrued expenses and other liabilities        241,000         459,000
    Income taxes payable                             -               -
              Total current liabilities         1,317,000       2,450,000

LONG-TERM DEBT:
    Financial institutions                      1,167,000       1,134,000

DEFERRED INCOME TAXES                             208,000         181,000

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    $.0001 par value; 34,066,000 shares
   authorized; 34,066,000 and 43,616,000
   issued and outstanding in 1995 and 1994,
   respectively; liquidation preference of
   $277,000 in 1995 and $355,000 in 1994          265,000         342,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series B; 100,000,000
     shares authorized; 24,592,000 shares
     issued and outstanding; liquidation
     preference of $200,000                         2,000           2,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,667,515 issued and outstanding            53,000          53,000
    Additional paid-in capital                    548,000         548,000
    Retained earnings                             831,000       1,006,000
       Total stockholders' equity               1,434,000       1,609,000
       Total liabilities and
          stockholders' equity                  4,391,000      $5,716,000
   The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  1995               1994
SERVICE REVENUES                               $1,912,000      $1,817,000

COSTS AND EXPENSES:
    Service costs and expenses                  1,357,000       1,557,000
    Selling, general & administrative             668,000         549,000
    Management fees, related party                 24,000          24,000
    Interest                                       55,000          43,000
    Depreciation and amortization                 107,000         154,000
                                                2,211,000       2,327,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE         (299,000)       (510,000)

INCOME TAX EXPENSE                                144,000       (123,000)

NET INCOME (LOSS)                               (443,000)       (387,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $ (211,000)     $ (410,000)

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $    (*)        $   (*)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,667,515    $531,667,515

*Less than $.0001 per share

                                                      FOR THE SIX MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     1995            1994
SERVICE REVENUES                              $ 8,060,000     $ 9,373,000

COSTS AND EXPENSES:
    Service costs and expenses                  5,499,000       6,304,000
    Selling, general & administrative           2,044,000       1,774,000
    Management fees, related party                 72,000          72,000
    Interest                                      172,000         161,000
    Depreciation and amortization                 376,000         468,000
                                                8,163,000       8,779,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE         (103,000)         594,000

INCOME TAX EXPENSE                                 19,000         482,000

NET INCOME (LOSS)                               (122,000)         112,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $ (175,000)        $ 47,000

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                           $   (*)          $  (*)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,667,515    $531,667,515

*Less than $.0001 per share

  The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE SIX MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     1995            1994
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net income                                $ (122,000)      $  112,000
    Adjustments to reconcile net income to net
    cash provided by operating activities -
       Depreciation and amortization              376,000         468,000
       Deferred income taxes                       27,000        (40,000)
    Decrease (increase) in -
       Trade accounts receivable                1,585,000          34,000
       Unbilled trade receivables               (282,000)            -
       Prepaids and other assets                   54,000        (95,000)
    Increase (decrease in -
       Accounts payable                         (626,000)         123,000
       Accrued expenses                         (218,000)        (92,000)

Net cash provided by operating activities         794,000         510,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment  (318,000)       (106,000)
    Proceeds form sale of property, plant
     and equipment                                   -               -
    Other                                        (60,000)           4,000

Net cash used in investing activities           (378,000)       (102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds form revolving lines of credit     2,120,000       6,812,000
    Repayments of lines of credit             (2,573,000)     (6,683,000)
    Proceeds from notes payable                   403,000            -
    Repayments of notes payable                 (269,000)       (390,000)
    Redemption of Series A preferred stock       (77,000)        (67,000)
    Dividends declared                           (53,000)        (65,000)

Net cash used in financing activities           (449,000)       (393,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (33,000)          15,000

CASH AND CASH EQUIVALENTS, beginning of period    126,000         120,000

CASH AND CASH EQUIVALENTS, end of period        $  93,000      $  135,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                 $  165,000      $  282,000

    Cash paid for interest                     $  167,000      $  149,000


  The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, the results of its operations for the three and nine month periods ended September 30, 1995 and its cash flows for the nine month period ended September 30, 1995. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

    The consolidated balance sheet as of December 31, 1994 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-K for the fiscal period ended December 31, 1994.

2.  RECLASSIFICATIONS

    Certain amounts in the prior period's statement of operations and cash flows have been reclassified to conform with the current period presentation.

3.  CONTINGENCIES

    A customer is seeking indemnification from the Company in a personal injury case pursuant to the terms of the contract between this customer and the Company. This matter is being defended by the Company's insurer.

    A former independent contractor has filed a sexual harassment complaint with the Equal Employment Opportunity Commission against the Company. There has not been a review of the claim sufficient for an evaluation of its merits.

    The Company was recently named as a defendant in litigation brought by an employee of a sub-contractor for injuries allegedly sustained by him. This matter is being defended by the Company's insurer.

    A customer is seeking indemnification from the Company in a personal injury case pursuant to the terms of the contract between this customer and the Company. The Company and its insurer are denying indemnification. The customer has notified the Company that it is considering filing a cross-complaint against the Company.

    Three Company employees were injured on a customer's premises. The customer has notified the Company that it will seek indemnification as an additional insured under the Company's insurance policy and pursuant to contractual terms. The Company has notified the insurance carrier, but has not received a response.

    Based on information presently available to the Company which is preliminary and subject to change, management does not believe these matters will have a material adverse effect on the financial condition of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the above matters.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    FINANCIAL CONDITION


    General - The Company, through its subsidiary, International Catalyst, Inc. (Incat), provides catalyst handling services to chemical and petrochemical refineries.


    Liquidity and Capital Resources - The Company's working capital decreased from $651,000 at December 31, 1994 to $394,000 at September 30, 1995.
    This decrease in working capital is primarily attributable to operating losses during the second and third quarter of 1995.

    Incat has had an annual revolving working capital credit facility with a financial institution since 1988, collateralized by its accounts receivable and other intangible property. The maximum amount which may be outstanding from time to time under the line is currently $1,400,000 and the next renewal date is July 31, 1996. At September 30, 1995 there was a $336,000 balance outstanding on this line-of-credit.

    Net worth decreased from $1,609,000 at December 31, 1994 to $1,434,000 at September 30, 1995. The $175,000 decrease in net worth is due to net losses of $122,000 for the nine months ended September 30, 1995, reduced by $53,000 in dividends declared on preferred stock for the period.

    The Company financed capital equipment expenditures with a $2,100,000 financial institution loan. The current balance outstanding on this loan is approximately $1,533,000. The loan is to be repaid in monthly installments of $46,000 with all unpaid interest and principal due December 31, 1997.

    The Company may replace some equipment in the fourth quarter and will finance this equipment with capital leases. Management believes that its liquidity requirements can be funded through cash generated from operations and through usage of the working capital credit facility as discussed above.

    RESULTS OF OPERATIONS

    Service revenues for the three months ended September 30, 1995 were $95,000 higher than for the corresponding period of the previous year. Excluding the impact of subcontractor pass-through revenues of $22,000 for the quarter ended September 30, 1995 and $80,000 for the quarter ended September 30, 1994, the increase in service revenues was $177,000. For the nine months ended September 30, 1995, service revenues decreased
    $1,313,000 from the same period ended September 30, 1994.   Excluding the
    impact of subcontractor pass-through revenues of $607,000 and $763,000 for the nine month periods ended September 30, 1995 and 1994, respectively, the decrease in revenues was approximately $1,157,000. The reduction in service revenues for the nine months is attributable to slowing of scheduled customer shutdowns and work which did not materialize in Mexico due to extreme economic conditions in that country during the second quarter of 1995.

    Management plans to continue its sales and marketing programs in an effort to expand the Company's customer base. For the quarter ended September 30, 1995, the company has added four new customers in the Southern and Southwest Regions totaling $45,000 in revenue. For the nine months ended September 30, 1995, the Company has $285,000 in revenue from new customers.

    Cost of services as a percentage of service revenues was 71% and 86% for the quarters ended September 30, 1995 and 1994, respectively. Excluding low margin (5-10%) subcontractor pass-through revenues, service costs as a percentage of service revenues were approximately 70% for the quarter ended September 30, 1995 and 83% for the quarter ended September 30, 1994. This net decrease in the cost of services as a percentage of revenues for the quarter is attributable to a reduction in direct cost of 8.8% and a reduction of 2.6% in indirect cost. Direct cost as a percentage of revenue for the year through September 30, 1995 is down 2.6% for this same period in 1994 and is attributable to doing a better job of controlling direct job cost in the field.

    Cost of services as a percentage of service revenue was 68% and 67% for the nine months ended September 30, 1995 and 1994, respectively. Excluding low margin (5-10%) subcontractor pass-through revenues, service costs as a percentage of service revenues were approximately 65% and 64% for the nine months ended September 30, 1995 and 1994, respectively. Although service revenue volume is down for the nine month period ended September 30, 1995, service costs and expenses as a percentage of revenue are comparable to the prior year's because the decrease in direct costs more than offset increases in indirect costs for the nine month period ending September 30, 1995.

    The increase of $119,000 and $270,000 in selling, general and adminis-trative (SG&A) costs for the three months and nine month periods ended September 30, 1995 as compared to the same period in 1994 is due
    primarily to the opening of the Corpus Christi, Texas office.   Expanding
    services into Corpus Christi has caused an escalation in fixed SG&A; however, management continues to focus efforts on controlling SG&A costs.

    Depreciation and amortization expense decreased for the three month and nine month periods ended September 30, 1995 as compared to the corresponding periods in the previous year due to some equipment being fully depreciated and some equipment not being depreciated due to it not being placed in service until the fourth quarter.

    The Company experienced a net loss of $443,000 and $122,000 for the three and nine month periods ended September 30, 1995 and net loss of $387,000 and net income of $112,000 for the three and nine month periods ended September 30, 1994. Overall net income has decreased due to a decline in the volume of service revenues. Management is projecting 1995 fiscal year service revenues to be down from 1994 by 17-20%. Major turnarounds originally scheduled for 1995 have been delayed due to extended runs
    and/or for economic reasons.   Net income is anticipated to be less than
    1994 fiscal year results primarily due to the decrease in volume and the continuing costs of developing the Corpus Christi, Texas office.

PART II - OTHER INFORMATION


Items 1 through 6.  Not applicable.

                                        SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                                       (Registrant)



DATE:   November 14, 1995               BY:       /s/Alfred O. Breher
                                                  Alfred O. Brehmer,
                                                  Director, Secretary
                                                           and Treasurer

                                  SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                       (Registrant)





DATE:   November 14, 1995             BY:     /s/ Alfred O. Brehmer
                                                    Alfred O. Brehmer,
                                                    Director, Secretary
                                                       and Treasurer