Form 10-K
period 1995-12-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1996-04-15
CIK 796960

SECURITIES AND EXCHANGE COMMISSION

                               	Washington, D.C. 20549

                                        	FORM 10-K
(Mark One)
  X  	Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (Fee Required) OR

         	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended                 	Commission File Number 0-19013
December 31, 1995

                       			ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                   	(Exact name of registrant as specified in charter)

		New York			                                    		84-1059226
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)          Number)

730 17th Street, Suite 712
Denver, Colorado                                     80202
(Address of principal executive offices)          (Zip Code)

                               	(303) 571-5564
                  	(Registrant's telephone number, including area code)

                    			Stock registered pursuant to Section 12 (g):

	                    		Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes 	X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $645,593. This calculation is based upon the average bid and asked prices of the stock on March 15, 1996 of $.0035.

The number of shares of the registrant's $.0001 par value common stock outstanding as of March 18, 1996 was 531,667,515.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

It is anticipated that Item 10, 11, 12 and 13 will be incorporated by reference from either a definitive proxy statement on an amendment filed under cover of Form 10-K/A filed within 120 days of December 31, 1995.



                                       	PART I
Items 1 and 2.  Business and Properties

     	(a)	General Development of Business.
Advanced Environmental Systems, Inc. ("AES") was incorporated in New York under the name Northwest Passages of North America, Inc. in 1986. In 1988, AES acquired Advanced Energy Corporation ("AEC"). International Catalyst, Inc. ("Incat") is a wholly-owned subsidiary of AEC. Incat provides catalyst handling services to the oil refinery and petrochemical industry.

Unless the context requires otherwise, the term "Company" includes AES and its subsidiaries, AEC and Incat. All the Company's revenues from operations are derived from the operations of Incat.

In April 1990, certain shareholders of the Company exchanged their shares of the Company's common stock for shares of common stock of Industrial Services Technologies, Inc. ("IST"). As a result, the Company became an approximately 62% owned subsidiary of IST. IST also owns 100% of the outstanding shares of the voting preferred stock of the Company. See Items 1 and 2; Loans from IST, Recapitalization and Preferred Stock.

     	(b)	Financial Information about Industry Segments.
For the fiscal year ended December 31, 1995 the Company had revenues in one industry segment only, and, therefore, this subitem is inapplicable.

     	(c)	Narrative Description of Business.

     	General.

Incat is primarily engaged in the industrial service business of providing catalyst handling services to petroleum refineries and petrochemical plants. Incat also leases bins for catalyst storage; however, revenues from leases are less than 5% of the Company's revenues. Catalyst materials are generally small, solid particles composed of a porous clay base, impregnated with an active ingredient. This active ingredient is usually a metal such as nickel or one of the platinum family of metals. The catalysts are used to promote a chemical reaction during the manaufacturing process. The goal may be to remove impurities from a product, to change the molecular structure of a product, to enhance octane rating or to accomplish some other task. Periodically, due to the build up of impurities, the catalysts cease to function properly. When this occurs, the catalysts must be removed from the reactor vessel. The removed material might be cleaned and reinstalled or it may be discarded and new material loaded into the reactor, Incat's task is to perform this catalyst change. Incat's customers are responsible for providing the new, and disposing of the spent, catalysts.

The life of a catalyst ranges from a few months to several years, depending upon the chemical process involved. The contract price for services performed by Incat are typically in the range of $50,000 to $60,000; however, Incat has worked on projects having a contract price exceeding $600,000. Incat's customer base consists predominantly of Fortune 500 companies.

Catalysts play a critical role in both petroleum refining and petrochemical processing. A wide range of catalysts are used to stimulate a variety of chemical processes (i.e., removing impurities and accelerating production processes). The four basic solid catalyst process categories in the petroleum refining market are catalytic cracking, catalytic reforming, hydrotreating and hydrocracking. Catalytic cracking accounts for nearly one-half of the catalysts consumed by petroleum refineries.

Typically, Incat begins working on a project by consulting with a customer to plan and coordinate a shutdown of the customer's facility. Incat's service and product capabilities include the following: (a) life support services - inert or hazardous atmosphere entry for catalyst handling, inspection, repair and cleaning and continuous environmental analyzers; (b) vacuum and catalyst unloading services - vacuum removal of catalyst and support material, inert or atmospheric, wet or dry, various vacuuming removal and cleanup of residues, filters and process units, dust control and collection and recovery of catalysts and catalyst residue having precious metal content; (c) catalyst and support media loading - under inert or atmospheric conditions, by sock or dense loading methods, tubular reactor and reformer furnace loading, pressure differential testing and prebagging and weighing material for loading; (d) prescreening and screening services, respectively, of catalysts and support materials; (e) inspection service using closed circuit video inspection under inert or hazardous conditions; (f) mechanical services involving removal and replacement of reactor heads, quench lines and temperature indicators, cleaning removal and replacement of vessel internals, vessel blinding and welding under inert conditions;
(g) refrigeration and recirculation services including inert gas refrigeration and recirculation during catalyst vacuum operations, forced cooling of process vessels and furnaces, and forced ventilation of vessels, tanks and furnaces.

Texas and California constitute the two highest ranking states in the nation in the consumption of petroleum products. Incat's operations in California and Texas and sales to refineries in these states still constitute a large percentage of its sales.

     	Marketing.
A significant percentage of Incat's sales are generated through reputation and referrals. Incat has four regional sales managers and from time to time has received referrals from other subsidiaries of IST. Incat sends representatives to attend domestic and international trade shows and is considering additional promotional techniques.

Incat enjoys a high level of repeat business and will continue to attract new customers based on its ability to perform work quickly, thus minimizing the customer's down-time, the quality of its work, and its emphasis on safety. Although many projects are awarded on a bid basis, Incat has won many projects as sole bidder. Incat's management believes that although Incat's prices are considered medium to high for the industry, the quality of Incat's work combined with its safety record over the years and rapid rate of installation allow it to charge higher than average prices for its services. Management is currently reviewing its pricing strategies and may elect to deviate from current pricing policies in certain areas.

    	Competition and Significant Customers.
Although the catalyst handling industry is highly competitive, with both smaller and larger concerns competing with Incat, Incat's management believes that opportunities exist for the corporation to expand within and expand beyond its present market territory. Additional opportunities may exist for Incat to expand its foreign operations and Incat intends to review these opportunities. Because future sales are contingent upon Incat's ability to providing top quality service, Incat's management has a philosophy of planned growth. Incat is committed to not expanding services until it has the trained manpower to maintain its standards of service and has turned down work in the past where it has not had the required manpower.

Although Management believes opportunities for growth for Incat exist, there can be no assurances that Incat will experience growth or meet its marketing goals. The catalyst handling business is subject to a variety of economic, socio-economic and political forces that might thwart expected growth. The catalyst handling industry is highly competitive. There are many other companies that provide catalyst handling services which have more resources than Incat and there can be no assurance that addition catalyst handling companies will not be established.

For the years ended December 31, 1995 and 1994, Koch was responsible for 11% and 12%, respectively, of Incat's sales. Foreign sales have been concentrated among a few major customers; however, none of these customers accounted for 10% or more of Incat's sales for the years ended December 31, 1995 and 1994.

     	Foreign Sales.

During the year ended December 31, 1995 approximately 4% of Incat's sales were outside the United States, as contrasted with approximately 8% and 19% in the year ended December 31, 1994 and in the nine months ended December 31, 1993 respectively. The primary overseas markets for the Company's services during these periods, were Asia, Central America, and Mexico. Incat's revenues derived from Mexican customers have be negatively affected by the recent political and economic events in Mexico. Revenues from customers in Mexico exceeded $400,000 and $900,000 for the years ended December 31, 1994 and for the nine months ended December 31, 1993, respectively. However, the Company derived no revenue from Mexican customers in 1995.

The Company is continuing to pursue international expansion strategies; however, at this time, the Company is unable to determine whether foreign sales will represent a significant portion of its revenues. Typically, the Company's foreign sales have been to a few large customers and, therefore, the loss of any of these customers could have an adverse effect on foreign sales.

All foreign sales are payable in U.S. dollars and, accordingly, there are no currency risks associated with such revenues. Foreign customers typically pay the amounts due Incat more slowly than U.S. customers, and foreign taxes are sometimes withheld at the time of payment by some foreign customers. Except for the delay in the receipt of some payments, Incat has not experienced any special risks associated with its foreign operations. The Company currently has no assets permanently located outside the U.S., but may in the future keep catalyst-handling units in strategic foreign locations if sales in these regions warrant the relocation of the units.


     	Backlog.
Typically, Incat's customers do not sign contracts until work commences on a project. As of March 1, 1996, Incat had no material backlog supported by signed contracts. Incat projects revenues on the basis of information from customers regarding proposed refineries shut downs and scheduled maintenance, and Incat's history of providing services to these refineries.

     	Environmental Matters.
Expenditures incurred in compliance with environmental regulations have not had a material effect on Incat's earnings or competitive position. Incat does not anticipate making any material capital expenditures for environmental control facilities in its current fiscal year.


     	Employees and Property.
Incat has approximately 120 full-time employees. Incat owns no real property. It conducts its operations from leased facilities located in Los Angeles, Baton Rouge, Corpus Christi and Houston Metropolitan areas. Incat's headquarters are located in a 20,000 square foot facility in Houston for which Incat pays a monthly rental of $7,194 pursuant to a lease expiring in August 1999. California operations are located in a 17,000 square foot facility in Carson, California. The lease for this facility will expire in June 30, 1998. The current monthly rental of $5,728 will be increased in November 1996 for a cost of living adjustment, if any. The Louisiana facility consists of approximately 10,000 square feet and is leased at a monthly rental of approximately $3,000 plus taxes and insurance pursuant to a lease with a one year term expiring in January 1997, subject to Incat's option to extend the term for three successive one-year periods with the rent increased by a percentage based on the cost of living index. The owners of the Louisiana property include certain officers and directors of Incat, AEC and AES; however, Incat believes that this lease is as favorable as could have been obtained in an arms' length transaction. The Corpus Christi facility consists of approximately 7,500 square feet and is leased at a monthly rental of approximately $2,500 plus taxes and insurance pursuant to a lease with a one year term expiring in December 1996, subject to Incat's option to extend the term for a one year period with any rent increase to be negotiated upon exercise of the renewal option.

The Company believes its facilities will be adequate for its operations for the year. Because the Company does not require specialized facilities to provide service to its customers or to maintain and store its equipment, the non renewal of any of its leases would not have a significant impact on the Company.

      FINOVA Loans and Refinancing: AEC Notes.
The acquisition of Incat was financed primarily by loans from FINOVA Capital Corporation ("FINOVA"), which was formerly known as Greyhound Financial Corporation (the "Original Greyhound Loan"), and Notes issued by AEC
(the "AEC Notes") to the former owners of Incat (the "Holders"). The Original Greyhound Loan was amended in December 1992 to refinance the then outstanding balance of the Original Greyhound Loan of $534,000 and provide new financing to Incat primarily for capital expenditures (the "FINOVA Refinancing") for an aggregate amount of up to $2,100,000 (inclusive of the $534,000). The AEC notes were paid off in full during 1994. See Item 7.

     	Loans From IST, Recapitalization and Preferred Stock.
In April 1990, AES borrowed $500,000 from IST.  The $500,000 amount loaned by
IST to AES was borrowed by IST from FINOVA.   AES satisfied all its
obligations to IST for the $500,000 by issuing to IST in August 1990, 61,538,550 shares of preferred stock (the "Series A Preferred Shares"). The proceeds of the IST loan were paid by AES to AEC as additional capital. AEC in turn loaned the proceeds to Incat. Pursuant to the Original Greyhound Loan, FINOVA required that Incat (a) issue its promissory note for $500,000 (the "Incat Note") to AEC and (b) grant to AEC a security interest in all its assets, and that AEC then assign to FINOVA its interests in the Incat Note and under the security agreement.

The principal amount of the $500,000 loan would be repaid in 55 equal monthly installments of principal and interest of $12,424 each with the first such installment commencing May 1, 1993 and ending on November 1, 1997. The Incat Note also provides that it is repaid in 55 monthly installments of principal and interest of $12,424 each. The principal amounts received by AEC pursuant to the Incat Note are being used to redeem a portion of the Series A Preferred Shares at a redemption price of $.008133 per share. Pursuant to this arrangement $105,475 and $91,690 were used to redeem 12,968,786 and 11,264,969 Series A Preferred Shares during the year ended December 31, 1995 and 1994, respectively. See Item 7.

The Series A Preferred Shares pay cumulative cash dividends at the rate of $.0011368 per share per annum, payable in 12 monthly installments of $.000094733 each, have a liquidation preference of $.008133 per share and are convertible into shares of common stock of the Company on a one-for-one basis. IST as the holder of the Series A Preferred Shares is entitled to one vote per share and is not entitled to vote as a class unless class voting is required by the corporation laws of the State of New York.

During 1991 and 1992, the Company issued 24,591,170 shares of its Series B Preferred Stock to IST in exchange for a note previously issued for $100,000 and additional cash received of $100,000. The Series B shares pay the same dividends and have substantially the same conversion, liquidation preferences and voting rights as the Series A Preferred Shares. At December 31, 1995, the Company owed IST approximately $122,000 in cumulative and unpaid dividends on the Series B Preferred Stock.


Item 3.       	Legal Proceedings.

The Company previously reported that a complaint was filed in March 1994 with the Equal Employment Opportunity Commission in San Antonio, Texas by a temporary employee of Incat for claims of sexual harassment (Claim No. 360940776). There have been no new developments in this matter, and as of the date of this report, it is not possible to make any determination of the probable outcome of this matter or the likelihood of a material adverse judgment against Incat.

Also, as the Company previously reported during 1995, Chevron USA, Inc. ("Chevron[MAL1]") filed a third-party petition against Incat for indemnity (including for attorneys' fees) and breach of contract for not providing Chevron insurance in connection with certain litigation commenced in 1994 by a former Incat employee in the District Court of Jefferson County, Texas (Mendenhall v. Chevron USA, Inc. Case No. B-0148686). The Plaintiff employee claims he was injured in 1992 by toxic fumes while providing cleaning services at the Chevron facility in Port Arthur, Texas. Incat's insurer has been notified of the third-party petition and is reviewing Chevron's demands.
Based on the present status of this matter, Incat does not believe that the outcome of this litigation will have a material adverse effect and further believes that the proceedings are routine litigation incidental to its business.

During 1995, an individual who allegedly sustained injuries while providing services to Incat at the Stirlington, Louisiana facility of Koch Nitrogen Company ("Koch") commenced litigation against Incat, Koch and others (Joseph Rock et al. V. Koch Nitrogen Company et al, Civil Suit No. 95-2082, Ouachita Parish, Louisiana), seeking amounts for compensatory and punitive damages.
The plaintiff's minor daughter has also asserted claims for a loss of consortium and support. Koch has demanded that is be defended and indemnified by Incat and its insurer. Additionally, in 1995, an Incat employee initiated litigation in the Superior Court for the State of California, County of Los Angeles (Espinoza v. Unocal Corporation, et al., Case No. 017067) for damages in respect of injuries claimed to have occurred while performing catalyst services at Unocal's Wilmington, California facilities. Incat has not been named a party in the proceedings as Unocal Corporation ("Unocal") is being defended by Incat's general liability insurer pursuant to Unocal's demand for coverage as an additional insured on a contractual indemnity. Demand has also been made on Incat and its general liability insurer for indemnification by Koch Refining Company, L.P. ("KRC") regarding a total of $219,000 paid by KRC to three Incat employees for alleged injuries sustained in October 1995 at KRC's Corpus Christi, Texas facility. Incat's general liability insurer has not responded to the demand. An OSHA investigation of this incident is pending and it is unknown what, if any, action will be undertaken as a result of the outcome of the OSHA investigation.

The Company believes that, to the extent it may have any liability with respect to the claims described on the paragraph immediately above (other than the OSHA investigation), Incat would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by Incat with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on current estimates prepared by Incat's insurers, the Company has accrued a retrospective insurance premium of $300,000. This amount represents a general reserve pending the resolution of the Koch, KRC and Unocal claims, and various other open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.


Item 4.	    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, and, therefore, this Item is inapplicable.



                             	PART II


Item 5.	    Market for Registrant's Common Equity and Related Stockholders.

The Company's Common Stock is quoted in the over-the-counter market through the "pink sheets" and is not quoted on any established stock exchange or NASDAQ. Trading in the Company's securities is limited and sporadic and prices are highly volatile. Quotations provided below are the high and low bid for the quarters indicated based on inter-dealer quotations, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.



		                            			Common Stock
	Quarter Ended		                 	High    	Low

	March 31, 1994	                 	.007    .002
	June 30, 1994	                  	.005	   .002
	September 30, 1994	             	.0045   .002
	December 31, 1994	              	.004	   .002
	March 31, 1995	                 	.005	   .002
	June 30, 1995                   	.005    .002
	September 30, 1995	             	.004    .002
	December 30, 1995	              	.006	   .002



The Company had 2,021 shareholders of record as of March 18, 1996. The Company has not declared or paid any cash dividends on its common stock and it is not anticipated that any such dividends will be paid on the common stock in the near future. AEC and Incat are restricted in their ability to pay dividends pursuant to their respective loan agreements with FINOVA and First Interstate and, accordingly, as a practical matter, the Company also is restricted in its ability to pay cash dividends on its common stock without the consent of the lenders.

Item 6.  	Selected Financial Data

The following summarizes certain financial information concerning the Company and is based upon the audited consolidated financial statements of the Company. The information presented for the nine months ended
December 31, 1992, and for the year ended December 31, 1993 is unaudited. All information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                            HISTORICAL AS OF:
                             (In Thousands)

                    DEC 31   DEC 31   DEC 31   DEC 31    March 31   March 31
Balance Sheet:       1995     1994     1993     1992       1993       1992
                                             (Unaudited)
Working Capital
 (Deficiency)       $ (115)   $  651   $  118  $   365    $   629    $  (296)
Total Assets         4,996     5,716    4,467    5,247      5,997      6,204
Total Liabilities    3,918     3,765    2,877    3,522      3,921      4,320
Long Term
  Obligations
  and Series A
  Redeemable
  Convertible
  Preferred Stock   1,586     1,657    2,013    2,116      2,112      1,326
Common and other
  Stockholders'
  Equity              841     1,609    1,156    1,243      1,588      1,396

                  For The  For The   For The       For The     For The   For The    For The
                    Year    Year       Year     Nine Months Nine Months   Year       Year
                   Ended   Ended      Ended        Ended       Ended      Ended      Ended
                  DEC 31   DEC 31     DEC 31        DEC 31      DEC 31    March 31   March 31
                   1995     1994       1993        1993        1992       1993       1992
                                   (Unaudited)              (Unaudited)
Service Revenues $10,448  $12,756   $12,004       $8,062      $6,927    $10,869     $10,368
Costs & Expenses
 Service Costs     7,359    8,313     8,270        5,873       4,589      6,986       6,121
 SG&A              2,751    2,453     2,235        1,705       1,808      2,338       2,206
Retospective
  insurance
  adjustment(1)      300        -         -           -           -          -           -
 Management Fees,
 (Related Party)     112       96        97           72          63         88         171
 Service and
 Guarantee fees,
 (Related Party)       -       -         50           50           -          -           -
 Interest Expense    255      211       270          206         196        260         325
 Deprec. & Amort.    480      622       686          491         396        591         443

Income(Loss)
 Before Taxes       (809)   1,061       396         (335)       (125)       606       1,102

Net Income(Loss)    (696)     535       (38)        (407)        (77)       292         611

Net Income(Loss)
 attributable
 to Common
 shareholders       (768)     453      (138)        (482)      (152)        192         515

Net income(Loss)
 per Common share (.0013)   .0009    (.0002)      (.0009)     .0002)      .0004       .0009




(1) See footnote 4 (Commitments and Contingencies) To the audited financial statements, and Item 3 and Item 7 for further discussions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations.

     	General.
The oil refinery, petrochemical and chemical processing industries continue to rely on outside contractors for the performance of critical services. These factors, as well as the reputation of Incat, are continuing to provide the opportunity for growth and stability of the Company.

     	Periods ended December 31, 1995 and 1994.

The Company experienced a decrease in 1995 revenues of 18% or $2,308,000. The decrease in revenue was primarily attributable to shifts in timing of refinery shutdowns and rescheduling of work which totaled approximately $4,240,000. Approximately $3,190,000 of the $4,240,000 has either been completed or will be completed during the first quarter of 1996. During 1995, the Company added 13 new customers with revenues of approximately $728,000.

The decline in revenues was also impacted by the uncertain economic conditions in Mexico which contributed to a decline in foreign revenues of approximately $400,000

Cost of services as a percentage of service revenues was 70.4% and 65.2%, respectively, for the 1995 and 1994 fiscal years. The increase in COGS (cost of goods sold) for the fiscal year 1995 is primarily attributable to a 4% increase in indirect service costs as a percentage of service revenues. 1995 indirect service costs remained indirect service costs remained approximately the same as 1994 while service revenues decreased 18% causing the indirect service costs as a percentage of service revenues to increase 4%. The Company's direct costs as a percentage of service revenues for the years ended December 31, 1995 and 1994 are comparable.

Selling, general and administrative expenses have increased from $2,453,000 for the year ended December 31, 1994 to $2,751,000 for the corresponding 1995 period. The expenses have also increased as a percentage of sales from 19.2% in 1994 to 26.3% in 1995. The largest factor in this increase was the opening of the Gulf Coast regional office in December 1994 which resulted in additional SG&A cost of approximately $270,000 for the year ended December 31, 1995. The additional overhead generated by the Gulf Coast regional office had a greater impact than planned due to weaker than expected sales for the region. The Gulf Coast regional office has been downsized, and the Company currently plans to maintain an office in this area as the Company has developed good customer contacts in this area.

Interest expense increased $44,000 from $211,000 for the year ended
December 31, 1994 to $255,000 for the corresponding 1995 period. The increase is due to an increase in the financial institution debt by approximately $400,000 to finance equipment purchases. Depreciation and amortization decreased $142,000 from $622,000 for the year ended December 31, 1994 to $480,000 for the year ended December 31, 1995 due to older equipment being fully depreciated.

For the fiscal year ended December 31, 1995, the Company had a pretax loss of $809,000 as compared to a pretax income of $1,061,000 for the same period in 1994.  This is primarily due to the Company having a decrease in net
service revenues.   While net service revenues decreased 18% or $2,307,000,
service cost and expenses decreased by only 7% or $954,000. In addition, the Company had an increase in selling, general & administrative expenses of $298,000 of which $270,000 was associated with the opening of the Gulf Coast regional office and incurred a restrospective insurance premium adjustment of $300,000. (See Item 3 for more information on the $300,000 retrospective insurance premium adjustment.) These additional costs in conjunction with the shortfall in revenues significantly contributed to the pretax loss of $809,000.


     Periods ended December 31, 1994 and 1993
     (Unaudited and Recasted to a Calendar year end)

Revenues increased 6.3% or $752,000 from $12,004,000 to $12,756,000 for the year ended December 31, 1994 as compared to the 12 months ended December 31, 1993. The Company added 13 new customers which contributed approximately $1,099,000
in new revenues.   Revenue increases were impacted by approximately
$1,000,000 resulting from work originally scheduled for the fourth quarter of 1994 being rescheduled for 1995.

Cost of services as percentage of service revenues was 65.2% and 68.9%, respectively, for the year ended December 31, 1994 and the 12 months ended
December 31, 1993.   Improvement in gross margin percentages from 31.1% to
34.8% for 1994 as compared to 1993 is partially attributable to certain non-
recurring costs incurred in 1993 not repeating in fiscal year 1994.   These
costs included equipment maintenance costs of a one-time nature and the costs of idle personnel who were not reassigned when service contracts were re-scheduled from the fourth quarter of 1994 to fiscal year 1995. Additionally, subcontract revenues totaling were approximately $971,000 for the 12 month period ended December 31, 1993 as compared to $851,000 in fiscal year 1994 which had the effect of reducing gross margins during both periods but with greater impact for 1993 because of its larger relationships to total revenues.

Selling, general and administrative expenses increased from $2,235,000 for the 12 month period ended December 31, 1993 to $2,453,000 for the cor-responding 1994 period. The expenses increased as a percentage of sales from 18.6% to 19.2% in 1994. The primary factors of the increase in 1994 were (1) an approximate $128,000 increase in the Company's health insurance premiums from 1993 to 1994, and (2) a reduction of workers compensation expense totaling $248,000 during the year ended December 31, 1993 due to a retroactive experience rated premium adjustment in California which did not reoccur during 1994.

Interest expense decreased $59,000 from $270,000 for the 12 month period ended December 31, 1993 to $211,000 for the fiscal year 1994 due to the payoff of notes totaling $207,000 and continued amortization of financial institution debt totaling $258,000 during fiscal year 1994 without any additional borrowings during the year. Depreciation and amortization decreased from $686,000 for the year ended December 31, 1993 to $622,000 for the corresponding 1994 period.

The Company's pretax income increased $665,000 to $1,061,000 for the fiscal year 1994 as compared to $396,000 for the corresponding period of the prior year is primarily due to the increase in revenue volume and gross margins.

The provision for income taxes differed from the Federal statutory rate primarily due to the effect of state income taxes, amortization of the excess of purchase price over fair value of net assets acquired, meals and entertainment expenses not deductible for income tax purposes and foreign income taxes.


     	Nine Months Ended December 31, 1993 and 1992.

On February 11, 1994, the Company changed its fiscal year end from March 31 to December 31, effective as of December 31, 1993. In this discussion, the nine months ended December 31, 1993 are compared to the nine months ended December 31, 1992.

Revenues for the nine month period ended December 31, 1993, were $8,062,000, an increase of $1,135,000 for the same period in 1992, of which approximately $800,000 represented nonrecurring subcontractor billings. The remaining increase was largely attributable to the Company's development of new markets, primarily in the Louisiana area, where the Company established an operational center in January 1993, and in Central America and Southeast
Asia.   During the nine months ended December 31, 1993, the Company provided services to 20 new customers, for a total of approximately $1,300,000 in revenue.

Revenues were affected by the timing of refinery shutdowns.   Approximately
$1,100,000 of revenue scheduled during the nine months ended December 31, 1993, was deferred to the first quarter of 1994 due to rescheduling of refinery shutdowns by customers.

The cost of services as a percentage of revenues increased to approximately 73% for the nine months ended December 31, 1993, as compared to 66% for the same period in 1992. Excluding the effects of certain unusually large subcontractor revenues required to be billed through the Company, costs of services as a percentage of service revenues was approximately 70% for the period ended December 31, 1993. Factors which contributed to the increase in the cost of services included costs associated with increases in personnel in anticipation of work which was subsequently delayed as a result of rescheduling of shutdowns by customers, increased personnel training requirements imposed by customers, and general equipment maintenance costs not incurred during the comparable period in the prior year. Cost increases were largely offset by a reduction of approximately $248,000 in worker's compensation premiums compared to the nine months ended December 31, 1992, in which a retroactive adjustment in the Company's experience rating in California occurred.

Selling, general and administrative costs decreased by approximately $103,000 for the nine months ended December 31, 1993, compared to the same period in 1992. This reduction was largely attributable to reductions in sales and
marketing expenses and personnel.   Net losses were also increased by (a) a
one-time fee paid to two affiliates of the Company of $40,000, as compensation for their personal guaranties of the First Interstate Loan, and officer/director fees aggregating $10,000, all of which were paid in the form of common stock of the Company, and (b) increase in depreciation and amortization expense due to the addition of two catalyst handling units.

The Company's pre-tax losses resulted in a net deferred tax benefit of
$94,000 for the nine months ended December 31, 1993.   This benefit was offset
by foreign income tax expense of $166,000 which resulted in a net income tax expense of $72,000. In addition, the tax expense differed from the expected income tax benefit computed by applying the U.S. Federal Corporate Income Tax rate of 34% due to expenses not deductible for tax purposes relating to goodwill amortization, meals and entertainment, and foreign income taxes.

Net losses before taxes for the nine months ended December 31, 1993 were $407,000 as compared to losses of $77,000 for the comparable period in the preceding year. As indicated above, the principal causes for the increase in the net losses were (i) increased costs incurred in connection with work which was rescheduled to the first quarter of the next fiscal year,
(ii) increased training and equipment costs, and (iii) increased depreciation expense due to additions of additional capital equipment.


     	Liquidity and Capital Resources.
The Company had working capital deficit of $(115,000) at December 31, 1995 as compared to working capital of $651,000 at December 31, 1994. The decrease in working capital is primarily due to losses from operations.

The Company has financed capital expenditures primarily its five year loan facility with FINOVA Capital Corp. As of December 31, 1995, no additional amounts can be drawn against this facility. $403,000 of the loan facility was drawn during January and February 1995 to finance the purchase of an additional unit plus other equipment needed to support projected service activities. The Company has budgeted approximately $250,000 in fiscal 1996 to purchase capital equipment.

The agreements with FINOVA Capital Corp. (the "Loan Agreements") provide that within the 15 day period following its receipt of the annual financial statements of AEC and Incat, FINOVA may require that the principal amounts payable to FINOVA be prepaid in an amount not to exceed 50% of AEC's Excess Cash Flow during the preceding fiscal year. Excess Cash Flow is defined as the operating income of AEC and its subsidiaries, determined on a consolidated basis, before depreciation, amortization, interest, income taxes and management fees, reduced by capital expenditures (other than those made from the proceeds of the FINOVA facility) and further reduced by (a) any payments of principal and/or interest to (i) the Holders of the AEC Notes and
(ii) FINOVA other than payments in respect of the Incat Note described below in this Item in "Loan from IST, Recapitalization and Preferred Stock", and
(b) interest on the First Interstate Loan. 50% of Excess Cash Flow was approximately $341,000 for the year ended December 31, 1994. FINOVA waived
its right to prepayment for the year ended December 31, 1994.   There was no
excess cash flow for the year ended December 31, 1995. The FINOVA note is guaranteed by the Company and Incat and secured by a security interest in all assets of AEC and Incat.

The principal amount of the FINOVA financing is to be repaid in 59 monthly installments, calculated on a seven year amortization, with a final balloon payment due on December 23, 1997. The principal amount was subject to change based on the principal amounts drawn by the Company. The amount of the monthly payment is approximately $46,000 including the effect of drawing the additional $403,000 in 1995. See Items 1 and 2 Business and Properties; FINOVA Loans and Refinancing.

The FINOVA Loan Agreements require AEC to maintain, on a consolidated basis with its subsidiaries, a ratio of current assets to current liabilities of not less than 8/10ths-to-1 and a ratio of total debt to shareholders' equity of not more than 4-to-1 and a ratio Operating Cash Flow to Annual Debt
Service (as defined in the Loan Agreements) of at least 1.7-to-1. AEC was not in compliance with these covenants at December 31, 1995. However, FINOVA waived these requirements for the year ended December 31, 1995 and modified the ratio of Operating Cash Flow to Annual Debt Service to 1.40-to-1 for 1996 .
The Company believes it will remain in compliance with the covenants, as modified during the year 1996.

Incat has had an annual revolving working capital credit facility with First Interstate Bank N.A. ("First Interstate") since 1988. The maximum amount which may be outstanding from time to time under the line is currently $1,400,000. Interest is payable monthly at a rate of .5 of 1% over the prime rate quoted from time to time by First Interstate. Principal is payable on demand, or if no demand is made, on July 31, 1996. Security for the loan includes accounts receivable and other intangible property of Incat. The loan agreement does not allow borrowning against foreign accounts receivable. The line is guaranteed by AEC.

First Interstate requires Incat to comply with a variety of financial covenants including covenants which require that it have (a) a minimum tangible net worth of $1,500,000 from and after March 31, 1992, (b) current assets equal to or greater than 125% of current liabilities, and (c) indebtedness equal to or less than 150% of tangible net worth. Incat was in violation of covenants a, b and c above at December 31, 1995. First Interstate has waived all rights and remedies available pursuant to the working capital agreement through April 30, 1996. At December 31, 1995 Incat owed $725,000 on this facility and the Company expects the revolving credit facility to be renewed in July, 1996.

Net worth decreased from $1,609,000 at December 31, 1994 to $841,000 at December 31, 1995. The decrease is due to losses from operations of $696,000 plus dividends declared on preferred stock totalling $72,000. At December 31, 1995, the Company owed IST approximately $122,000 in cumulative and unpaid dividends. Amounts to be paid in respect of dividends on and redemption of the Series A and B Preferred Shares will be approximately $177,000 for the year ending December 31, 1996. The loan agreements with First Interstate and FINOVA restrict the Company's ability to pay dividends on its capital stock; however, these financial institutions do permit payments for redemption and dividends on Series A Preferred Shares. See
Item 5.

Operating activities in 1996 are expected to generate sufficient cash to provide for the Company's working capital needs during the coming yeartogether with funds available from the First Interstate working capital facility.

     Cash Flows for the Year Ended December 31, 1995.

The Company generated approximately $614,000 in cash flow from operations up from $104,000 in 1994. The Company's reduction in trade and unbilled receivables was the major factor impacting the cash provided from operating
activities during the year ended December 31, 1995.   Financing  activities
resulted in an outflow of cash of approximately $66,000 primarily due to preferred stock redemptions and dividends of $177,000 and proceeds and payments of $425,000 and $313,000 from/on notes payable, respectively. Investing activities used cash of $488,000 to purchase equipment. The Company continued it commitment to investing in equipment.

     Cash Flows for the Year Ended December 31, 1994.

The Company generated approximately $104,000 in cash flow from operations
during the year ended December 31, 1994.   Net positive cash flow from
financing activities was approximately $146,000.   This was accomplished by
an increase in drawings on Incat's line of credit of $789,000 less reductions
of debt and preferred stock redemptions and dividends totaling $643,000.   A
primary use of cash flow from investing activities was the Company self-funding of equipment purchases totaling approximately $244,000.

The Company's fixed debt services and other requirements include debt service of approximately $46,000 per month and monthly preferred stock redemption and dividend payments totaling approximately $14,500 for the year ending December 31, 1994.

     Cash Flows for the Nine Months Ended December 31, 1993.

The Company generated $874,000 in cash flow from operations during the nine
months ended December 31, 1993.   Cash flow from financing activities included
net payments of $60,000 on the revolving line of credit, proceeds and payments of $372,000 and $585,000 from/on notes payable, respectively and payments for dividends and redemption of preferred stock totaling $129,000. Cash flow from investing activities consists primarily of purchases of equipment totaling $452,000.


     Impact of Recently Issued Accounting Standards.

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that due not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for
on the fair value method.   The Company currently does not intend to adopt
the fair value accounting prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

     Effects of inflation

The effect of inflation has been minimal over the past three years and inflation is not expected to have a significant impact on the Company's operations in 1996.

Item 8.	  Financial Statements and Supplementary Data

		(See attached following pages)

                     ADVANCED ENVIRONMENTAL SYSTEMS, INC.



                              REPORT ON AUDIT OF
                      CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994, 1993



                        INDEX TO FINANCIAL STATEMENTS




                                                                          PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets - December 31, 1995 and 1994 . . . . . . . . . F-3

Consolidated Statements of Operations - For the Years Ended
     December 31, 1995 and 1994 and for the Nine Months Ended
     December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statement of Changes in Common and Other
     Stockholders' Equity - For the Period from April 1, 1993
     through December 31, 1995 .  . . . . . . . . . . . . . . . . .  . . . F-5

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1995 and 1994 and for the Nine Months Ended
     December 31, 1993  . . . . . . . . . . . . . . . . . . . . . .  . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-7


Independent Auditor's Report on Supplementary Information. . . . . . . . . S-1

Schedule I - Financial Information of Registrant . . . . . . . . . . . . . S-2

Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . S-5

                         INDEPENDENT AUDITOR'S REPORT





The Stockholders and Directors
Advanced Environmental Systems, Inc.



We have audited the accompanying consolidated balance sheets of Advanced Environmental Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in common and other stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, and for the nine months ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Environmental Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and for the nine months ended December 31, 1993, in conformity with generally accepted accounting principles.



/s/Hein + Associates LLP
Hein + Associates LLP


Denver, Colorado
February 7, 1996

             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS







                                                       December 31,
                                                      1995        1994


                                    ASSETS


Current Assets:

     Cash and cash equivalents                     $ 186,000    $ 126,000

     Trade accounts receivable, net of
          allowance for doubtful
          accounts of $40,000:
               Related companies                     154,000         -
               Other                               1,468,000    2,497,000
     Unbilled trade receivables                       17,000      189,000
     Deferred tax asset                              260,000       50,000
     Income tax receivable, net                      201,000       92,000
     Prepaid and other current assets                168,000      147,000
               Total current assets                2,454,000    3,101,000

Property and Equipment, net                        1,538,000    1,552,000

Intangibles and Other Assets:
     Intangibles, net of accumulated
        amortization of $549,000 and
        $483,000, respectively                     1,001,000    1,058,000
     Other                                             3,000        5,000
               Total other assets                  1,004,000    1,063,000

Total Assets                                      $4,996,000   $5,716,000




                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Accounts payable, including payables
       to related companies of
       $407,000 and $137,000, respectively         $ 904,000    $ 928,000
     Revolving loans                                 725,000      789,000
     Current portion of long-term debt:
         Financial institutions                      348,000      248,000
         Related parties                               1,000       26,000
     Accrued expenses (Note 4)                       591,000      459,000
               Total current liabilities           2,569,000    2,450,000

Long-term Debt                                     1,171,000    1,134,000

Deferred Income Taxes                                178,000      181,000

Commitments and Contingencies (Note 4)

Redeemable Convertible Preferred Stock -
     Series A, 43,616,000 shares authorized;
          30,648,000 and 43,616,000 shares
          issued and outstanding, respectively;
          liquidation preference of $249,000
          at December 31, 1995                      237,000      342,000

Common and Other Stockholders' Equity:
    Preferred stock, $.0001 par value;
          750,000,000 shares authorized:
          Series B, 100,000,000 shares
          authorized; 24,592,000 shares
          issued and outstanding;
          liquidation preference of $200,000         2,000        2,000

   Common stock, $.0001 par value; 2,250,000,000
          shares
          authorized; 531,668,000 shares
          issued and outstanding                    53,000       53,000
   Additional paid-in capital                      548,000      548,000
   Retained earnings                               238,000    1,006,000
           Total stockholders' equity              841,000    1,609,000

Total Liabilities and Stockholders' Equity      $4,996,000   $5,716,000

      See accompanying notes to these consolidated financial statements.




            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the
                                                     Nine Months
                            For the Years Ended         Ended
                                 December 31,        December 31,
                            1995        1994             1993


Net Service Revenues     $10,448,000  $12,756,000     $8,062,000

Cost and Expenses:
   Service costs and
      expenses             7,359,000    8,313,000     5,873,000
   Selling, general
      and administrative   2,751,000    2,453,000     1,705,000
   Management fees,
      related party          112,000       96,000        72,000
   Service and guarantee
      fees, related parties      -            -          50,000
  Interest, including
      interest paid to
      related parties of
      $45,000, $10,000,
      and $38,000,
      respectively           255,000      211,000      206,000
  Depreciation and
      amortization           480,000      622,000      491,000
  Retrospective insurance
      adjustment             300,000         -            -
         Total expenses   11,257,000   11,695,000    8,397,000

Income (Loss) Before
  Income Taxes              (809,000)   1,061,000    (335,000)

Income Tax Expense
  (Benefit)                 (113,000)     526,000      72,000

Net Income (Loss)           (696,000)     535,000    (407,000)

Dividends on Preferred
  Stock                      (72,000)     (82,000)    (75,000)

Net Income (Loss)
  Attributable to Common
  Stockholders             $(768,000)   $ 453,000   $(482,000)

Net Income (Loss) Per
  Common Share and
  Common Share
  Equivalent                $ (.001)       $.001      $ (.001)

Weighted Average Shares
  Outstanding            531,668,000  531,668,000 524,304,000


      See accompanying notes to these consolidated financial statements.



              ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN COMMON AND OTHER STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM APRIL 1, 1993 THROUGH DECEMBER 31, 1995



                                 Series B
                              Preferred Stock       Common Stock
                            Shares    Amount      Shares     Amount

Balances, April 1, 1993  24,592,000  $ 2,000   519,168,000  $ 52,000

  Dividends on
    preferred stock          -           -            -         -
  Common stock issued
    for director fees        -           -       2,500,000      -
  Common stock issued
    for guarantee fees       -           -      10,000,000   1,000
  Net loss                   -           -            -         -

Balances, Dec. 31, 1993 24,592,000     2,000   531,668,000  53,000

  Dividends on
    preferred stock          -           -            -         -
  Net income                 -           -            -         -

Balances, Dec. 31, 1994 24,592,000     2,000  531,668,000  53,000

  Dividends on
    preferred stock          -           -            -         -
  Net loss                   -           -            -         -

Balances, Dec. 31, 1995 24,592,000  $ 2,000   531,668,000  53,000


                               Additional                        Total
                                Paid-in        Retained       Stockholders'

Balances, April 1, 1993      $  499,000      $1,035,000         $1,588,000

  Dividends on
    preferred stock                -            (75,000)           (75,000)
  Common stock issued
    for director fees            10,000             -               10,000
  Common stock issued
    for guarantee fees           39,000             -               40,000
  Net loss                         -           (407,000)          (407,000)

Balances, Dec. 31, 1993         548,000         553,000          1,156,000
  Dividends on
    preferred stock                -            (82,000)           (82,000)
  Net income                       -            535,000            535,000

Balances, Dec. 31, 1994         548,000       1,006,000          1,609,000

  Dividends on
    preferred stock                -            (72,000)           (72,000)
  Net income                       -           (696,000)          (696,000)

Balances, Dec. 31, 1995        548,000          238,000            841,000


           See accompanying notes to these consolidated financial statements.





            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the
                                                                   Nine Months
                                          For the Years Ended          Ended
                                             December 31,          December 31,
                                            1995       1994             1993

Cash Flows from Operating Activities:
  Net income (loss)                     $(696,000)  $ 535,000        $(407,000)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Stock for services and
        guarantee fees                       -          -              50,000
      Depreciation and amortization      480,000     622,000          491,000
      Loss (gain) on sale of
        equipment                            -         6,000              -
      Deferred income tax expense
        (benefit)                       (213,000)     66,000          (94,000)
      Changes in operating assets
        and liabilities (net of
        operating assets and
        liabilities acquired):
        Decrease (increase) in:
          Trade accounts receivable      875,000  (1,403,000)      1,620,000
          Unbilled trade receivables     172,000    (189,000)          9,000
          Prepaid expenses and other      (3,000)    (27,000)        (38,000)
          Income tax receivables        (109,000)    (92,000)            -
        Increase (decrease) in:
          Accounts payable               (24,000)    640,000        (653,000)
          Accrued expenses               132,000     (42,000)        123,000
          Income taxes payables              -       (12,000)       (227,000)
      Net cash provided by operating
        activities                       614,000     104,000         874,000

Cash Flows from Investing Activities:
    Purchase of property and equipment  (488,000)   (244,000)       (452,000)
    Other                                   -           -             15,000
      Net cash used in investing
        activities                      (488,000)   (244,000)       (437,000)

Cash Flows from Financing Activities:
    Proceeds from revolving
      line-of-credit                   4,910,000   8,982,000        555,000
    Repayments on revolving
      line-of-credit                  (4,911,000) (8,193,000)      (615,000)
    Proceeds from notes payable          425,000       -            372,000
    Repayments of notes payable         (313,000)   (469,000)      (585,000)
    Redemption of Series A
      preferred stock                   (105,000)    (92,000)       (54,000)
    Dividends declared                   (72,000)    (82,000)       (75,000)
      Net cash provided by (used in)
        financing activities             (66,000)    146,000       (402,000)

Increase in Cash and Cash Equivalents     60,000       6,000         35,000

Cash and Cash Equivalents,
   beginning of year                     126,000     120,000         85,000

Cash and Cash Equivalents,
   end of year                         $ 186,000   $ 126,000      $ 120,000


Supplemental Disclosures of Cash Flow
     Information:


     Cash paid for income taxes       $ 203,000   $ 283,000      $ 258,000

     Cash paid for interest           $ 327,000   $ 219,000      $ 200,000

     Equipment purchased through
       capital leases                 $  63,000   $   -          $   -


      See accompanying notes to these consolidated financial statements.


          ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Nature of Operations and Summary of Significant Accounting Policies:

         Nature of Operations - Advanced Environmental Systems, Inc. (AES) was incorporated in New York. AES and its subsidiaries are collectively referred to as the Company. The Company changed its year-end from March 31 to December 31, effective December 31, 1993. The Company performs catalyst handling services for the petrochemical industry and leases bins for catalyst storage on a short-term basis. Divisions of the Company operate or market services in primarily southwest and western United States, South and Central America, and Asia. Industrial Services Technologies (IST) owns approximately 62% of the common stock of the Company.

         Principles of Consolidation - The consolidated financial statements of the Company include the accounts of AES and its subsidiaries, which include Advanced Energy Company (AEC), which is principally a corporate vehicle through which AES acquired International Catalyst, Inc. (Incat), the operating company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents - The Company considers all highly liquid monetary instruments purchased with an original maturity of three months or less to be cash equivalents.

         Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of three to seven years. Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

         Intangibles - Intangibles consist primarily of the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of Incat. This goodwill is being amortized over 30 years on a straight-line basis. The Company periodically reviews the recoverability of goodwill based on expected future income. Due to operation losses in the past year, if such losses were to continue, it is reasonably possible the Company's estimate in connection with the recovery of goodwill and/or its remaining life would materially change within the forthcoming year. If the results of such an assessment indicates that goodwill is impaired, or its life is less than its remaining term, the amount of the impairment will be charged to income, or the remaining amortization period will be decreased.

         Revenue Recognition - Unbilled receivables represent contracts which are in progress for which billings were prepared subsequent to the balance sheet date. The Company's contracts are based either on time and materials or fixed fees. For time and material contracts, revenue is recognized at agreed upon rates as incurred. For fixed fee contracts, the Company follows the percentage of completion method of reporting income which takes into account the cost, estimated earnings, and revenue to date on contracts not yet completed.

         Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Net Income (Loss) per Common Share - Net income (loss) per common share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common and common equivalent shares outstanding during each period. Common stock options outstanding and common stock which would be issued upon conversion of preferred stock are not included in the computations because their effect be antidilutive or would not be material.

         Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these
         financial statements and accompanying notes.   Actual results could
         differ from those estimates. The Company makes various significant estimates which are discussed within the notes to the consolidated financial statement.

         Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, trade receivables, unbilled trade receivables, accounts payable, revolving loans, and other debt, approximates the carrying value in the financial statements at December 31, 1995.

         Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

         In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation"
         (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

         Reclassifications - Amounts in prior years are reclassified as necessary to conform with the current year's presentation. Such reclassifications had no effect on net income (loss).


2.       Property and Equipment:

         Property and equipment is summarized by major classifications as follows:


                                 December 31,         December 31,
                                     1995                1994


      Equipment                   $3,453,000           $3,084,000

      Furniture and fixtures         352,000              346,000

      Transportation equipment       391,000              360,000

                                   4,196,000            3,790,000

      Accumulated depreciation    (2,658,000)          (2,238,000)

                                  $1,538,000           $1,552,000



   Depreciation expense charged to operations was $439,000, $524,000, and $375,000 for the years ended December 31, 1995 and 1994, and for the nine months ended December 31, 1993, respectively.


3. Related Party Transactions:

   The Company paid IST management fees of $112,000, $96,000, and $72,000 during the years ended December 31, 1995 and 1994, and the nine months ended December 31, 1993, respectively. Pursuant to the Company's loan agreement with a financial institution, future management fees to IST are limited to $180,000 annually.

   The Company has retained a stock transfer agent of which a major stockholder is also a stockholder of IST. Fees paid to the stock transfer agent were not significant. A director of the stock transfer agent is also a director of the Company.

   The Company has an annual lease for a regional facility with a company controlled by certain officers and directors of the Company and/or IST. The Company has paid lease costs of approximately $39,000, $39,000, and $27,000 during the years ended December 31, 1995 and 1994, and the nine months ended December 31, 1993, respectively. The lease can be extended, subject to certain escalations for each of the succeeding three years.

   See Notes 5 and 6 for additional related party transactions.

4. Commitments and Contingencies:

   Operating Leases - Incat has entered into operating leases for operating facilities and vehicles for various periods through 1996. Total rent expense on these leases for the year ended December 31, 1995 and 1994, for the nine months ended December 31, 1993 was approximately $382,000, $364,000, and $255,000, respectively. Non-cancelable future minimum lease commitments under these leases are as follows:




         Years Ended
         December 31,

            1996               $218,000
            1997                129,000
            1998                 90,000
            1999                 58,000

                               $495,000


   Subsequent to year-end, the Company extended an office lease, which was previously set to expire in August 1996 and has included the future commitment in the above schedule.

   Contingencies - Various claims arising in the ordinary course of business are pending against the Company. To the extent any liability may exist with respect to these claims, the Company believes that resolution of these matters would be covered by its workers' compensation and general liability insurance carriers. The initial premiums paid with respect to these policies are subject to adjustment based on certain components plus losses during the applicable policy periods. Based on current estimates prepared by the Company's insurers, the Company has accrued a retrospective insurance premium of $300,000 at December 31, 1995. This amount is reflected in accrued expenses at December 31, 1995 and represents a general reserve pending the resolution of these claims incidental to the Company's business. However, due to the uncertainty of various factual and legal issues which may affect these matters, there can be no assurance as to the ultimate outcome of these matters or the adequacy of the amount reserved.

   A former independent contractor has filed a sexual harassment claim with the equal Employment Opportunity Commission against the Company. There has been little development on the factual background of this claim. Management does not believe the outcome of this matter will have a material adverse effect on the financial condition of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the above matter.


5. Stockholders' Equity:

   During the nine months ended December 31, 1993, certain directors of the Company received 2,500,000 shares of common stock of the Company, valued at $10,000, for director fees and an officer/director of the Company and an IST stockholder received 10,000,000 shares of common stock of the Company, valued at $40,000, for their guarantees on certain debt of the Company. Both of these individuals were also directors of IST.

   During fiscal 1991, AES received $500,000 from IST in the form of a convertible debenture. These funds were invested by AES as equity into AEC and then loaned to Incat, which executed a $500,000 note (Incat Note) in favor of AEC and pledged certain assets (The Pledged Assets) to AEC as collateral. Under the then existing loan agreements with a financial institution, AEC assigned the Incat Note and The Pledged Assets to the same financial institution. AES subsequently converted the debentures into Series A preferred stock. In conjunction with this transaction IST has a note for $500,000 with the financial institution payable in 55 monthly installments of interest and principal totalling approximately $12,000. Debt service with respect to this note commenced in May 1993. The Company reclassified the Series A preferred stock out of common and other stockholders' equity in 1993 due to AES redeeming preferred stock and IST applying those funds to repay the IST note. At December 31, 1995, the outstanding balances of the IST and Incat notes were approximately $235,000.

   The holder of Series A preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in monthly installments. The Company declared and paid $44,000, $54,000, and $54,000, of such dividends during the years ended December 31, 1995 and 1994, and during the nine months ended December 31, 1993, respectively. The holder of Series B preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in quarterly installments. The Company declared $28,000, $28,000, and $21,000 of such dividends during the years ended December 31, 1995 and 1994, and during the nine months ended December 31, 1993, respectively. At December 31, 1995, the Company owed IST approximately $122,000 in cumulative and unpaid dividends on the Series B preferred stock, which is included in accounts payable, related party.

   Both Series A and Series B preferred stock have a liquidation preference of $.008133 per share plus any unpaid accrued dividends. Each share of the Series A and Series B preferred stock is convertible into one share of common stock at the option of the holder. The Company may redeem all or any part of the Series A and Series B preferred stock at $.008133 per share. During the years ended December 31, 1995 and 1994, 12,969,000 and 11,265,000 shares of Series A preferred stock were redeemed.

   The remaining 694,760,000 shares of authorized preferred stock may be issued in such series and preferences as determined by the Board of Directors.

   Stock Option Plan - The Company has a Stock Option Plan under which 25,000,000 shares of common stock have been reserved for issuance. During fiscal 1991, the Company granted options to purchase 18,261,013 shares of common stock at $.015 per share. As of December 31, 1995, 7,028,594 options were forfeited by employees no longer employed by the Company, and 163,129 options have been exercised, leaving 11,069,290 options outstanding. Options are exercisable for a seven-year period from the date of the grant. As of December 31, 1995, all outstanding options were exercisable.

   In 1995, the Board of Directors changed the exercise price of all outstanding options from $.015 to $.008. All other option terms remained unchanged.


6. Notes Payable and Long-Term Debt:

   Notes payable and long-term debt consisted of the following:


                                                December 31,
                                             1995       1994

Related Parties

Notes to affiliated entities.  The notes
bear interest at 10% to 13% and are due
on demand.                                 $ 1,000    $26,000

                                           $ 1,000    $26,000

Financial Institutions

Notes payable to a financial institution
with interest at prime plus 3.5%
(12% at December 31, 1995). The loan is
collateralized by substantially all
assets of the Company.                 $1,458,000  $1,343,000

Other                                      61,000      39,000

                                        1,519,000   1,382,000

Less current portion                     (348,000)   (248,000)

                                       $1,171,000  $1,134,000



   Long-term debt maturities excluding prepayment rights and redemptions of Series A preferred stock are as follows:




         Years Ended
         December 31,

            1996               $247,000
            1997                887,000

                             $1,134,000


   The notes payable with the financial institution are to be repaid in monthly principal and interest installments (currently approximating $46,000) with all unpaid interest and principal due December 31, 1997. Monthly installments vary with changes in interest rates. The financial institution may require AEC to prepay the outstanding balance based upon 50% of annual excess cash flows as defined in the agreement. In 1995, there were no excess cash flows.

   Incat has a $1,400,000 line-of-credit with a financial institution, renewable annually in July, with interest at prime plus .5% (9% at December 31, 1995) collateralized by Incat's accounts receivable and guaranteed by AEC, of which $725,000 has been drawn at December 31, 1995.

   The Company's notes payable and the line-of-credit with financial institutions have various financial and operational covenants, including certain working capital and debt-to-equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures, a minimum cash flow requirement and restrictions as to AEC's and Incat's ability to pay dividends. The Company was not in compliance with certain covenants as of year-end on its notes with a financial institution and its line-of-credit. The line-of-credit covenants that the Company was not in compliance with as of December 31, 1995 have been waived by the financial institution through April 30, 1996. The covenants that pertain to the other notes payable were modified subsequent to year-end and as such, management believes the Company will remain in compliance with the covenants, as modified, at least through December 31, 1996.


7. Income Taxes:

   The provision for income taxes consists of the following:





                                                            Nine Months
                            Year Ended     Year Ended          Ended
                            December 31,   December 31,     December 31,
                               1995           1994             1993
Current:
     Federal                 $  -           $265,000          $ -
     State                      -             83,000            -
     Foreign                 100,000         112,000         166,000
                             100,000         460,000         166,000

     Deferred - Federal     (213,000)         66,000         (94,000)

     Income tax expense
        (benefit)          $(113,000)       $526,000         $72,000


     The actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. Federal corporate income tax rate of 35% for the year ended December 31, 1995, and 34% for all previous periods) as follows:




                                                             Nine Months
                          Year Ended       Year Ended           Ended
                          December 31,     December 31,      December 31,
                             1995             1994              1993

Computed "expected" tax
     expense (benefit)    $(275,000)         $361,000         $(114,000)

State income taxes, net of
     Federal income tax
      benefit               (27,000)          55,000            (15,000)

Foreign income taxes        100,000          112,000            166,000

Non-deductible expenses      85,000           98,000             39,000

Other                         4,000         (100,000)            (4,000)


                          $(113,000)        $526,000            $72,000


  The components of the Company's deferred tax assets and liability at December 31, 1995 are as follows:




Current deferred tax asset (liabilities):
     Net operating loss                                  $215,000
     Prepaid expenses                                     (50,000)
     Insurance reserve                                     40,000
     Vacation accrual reserve                              39,000
     Bad debt reserve                                      16,000

     Net current deferred tax asset                      $260,000

     Long-term deferred tax liability -
        depreciation and capital
        lease treatments                                $(178,000)


   As of December 31, 1995, the Company has income tax loss carryforwards of approximately $530,000, which will expire in the year 2010. The Company has estimated that loss will be utilized to offset future income. Therefore, it has been recorded as a deferred asset.


8. 401(k) Plan:

   Effective October 1, 1990, several affiliates including the Company, adopted a 401(k) plan. All active, full-time, non-union employees are eligible to participate in the plan after 1,000 hours of service. Employees may make before-tax contributions from 1% to 15% of total compensation with a maximum contribution of $9,240. Employer matching contributions are made at the discretion of the board of directors, and not may exceed 3% of the employee's compensation. Employees are fully vested in their individual contributions and vest in company matching contributions at a rate of 20% per year (fully vested after 5 years). The Company made matching contributions to the plan totaling approximately $-0-, $34,000, and $29,000 during the years ended December 31, 1995 and 1994, and during the nine months ended December 31, 1993.


9. Concentrations of Credit Risk:

   Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

   At December 31, 1995, the Company's cash balance at a financial institution was in excess of FDIC insured limits by approximately $185,000.

   The Company's receivables are concentrated from customers in the petrochemical industry. To reduce this risk, the Company has a policy to examine the credit worthiness of its customers prior to performing services on their behalf. The Company's concentrations of credit risk also arise from the Corporation's receivables in relation to the location of customers as presented in the following table.


                                    1995               1994


Asia                              $339,000          $333,000

North America                    1,335,000         2,074,000

Central America                      -               130,000

                                $1,674,000        $2,537,000



   As of December 31, 1995, the Company had receivable balances due from customers which represented 12%, 13%, 13%, and 20% of the total accounts receivable balance. For the years ended December 31, 1995 and 1994 and for the nine months ended December 31, 1993, the Company had sales with a customer of 11%, 12%, and 16%, respectively, of total revenues for each year.

   Information about the Company's sales in the United States and international markets is presented below:





                                                            Nine Months
                         Year Ended      Year Ended            Ended
Customer                 December 31,    December 31,       December 31,
                            1995            1994               1993

United States             $9,992,000     $11,784,000         $6,498,000

Central America                -             413,000            916,000

Asia                         335,000         381,000            394,000

South America                121,000         178,000            254,000

                         $10,448,000     $12,756,000         $8,062,000


   In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. The amounts of credit risk shown do not represent expected losses.




                         INDEPENDENT AUDITOR'S REPORT
                         ON SUPPLEMENTARY INFORMATION



Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules to the consolidated financial statements referred to in the accompanying index are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information for the year ended December 31, 1995 and 1994, for the nine months ended December 31, 1993 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, such information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/Hein + Associates
Hein + Associates LLP



February 7, 1996
Denver, Colorado




            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                           CONDENSED BALANCE SHEETS



                                         December 31,      December 31,
                                            1995               1994


                                    ASSETS

Current Assets:
     Due from subsidiaries                 $76,000           $122,000
     Prepaid and other current assets        3,000              3,000
               Total current assets         79,000            125,000

Other Assets:
     Deferred loan costs                       -                1,000
     Investment in subsidiaries         1,202,000           2,038,000
                                        1,202,000           2,039,000
Total Assets                           $1,281,000          $2,164,000



                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable:
          Trade                       $      -            $     1,000
          Related party                  114,000               86,000
     Related party notes payable           1,000               26,000
     Related party accrued expenses
      and other current liabilities       88,000              100,000
               Total current liabilities 203,000              213,000

Redeemable Convertible Preferred Stock:
     Series A $.0001 par value; 43,616,000
       shares authorized; 30,648,000 and
       43,616,000 shares issued and
       outstanding, respectively;
       liquidation preference of
       $249,000                         237,000              342,000

Common and Other Stockholders' Equity:
    Preferred stock, $.0001 par value,
      750,000,000 shares authorized
    Series B convertible preferred stock,
      $.0001 par value; 100,000,000
      shares authorized; 24,592,000
      shares issued and outstanding;
      liquidation preference of
      $200,000                           2,000                2,000

   Common stock, $.0001 par value;
      2,250,000,000 shares authorized;
      531,668,000 shares issued and
      outstanding, respectively         53,000               53,000
   Additional paid-in capital          548,000              548,000
   Retained earnings                   238,000            1,006,000
         Total stockholders' equity    841,000            1,609,000

Total Liabilities and Stockholders'
   Equity                           $1,281,000           $2,164,000




            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                      CONDENSED STATEMENTS OF OPERATIONS

                                                               For the Nine
                                        For the Year Ended     Months Ended
                                             December 31,       December 31,
                                          1995         1994         1993

Equity in undistributed earnings
     (loss) of subsidiaries            $(836,000)    $409,000     $(496,000)

Dividend income                          142,000      146,000       105,000

General, selling and administrative       (3,000)     (15,000)      (27,000)

Income tax (expense) benefit               1,000       (5,000)       11,000

Net income (loss)                      $(696,000)    $535,000     $(407,000)





             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                For the Nine
                                        For the Year Ended      Months Ended
                                            December 31,        December 31,
                                         1995         1994          1993


Cash Flows from Operating Activities:
   Net income (loss)                  $(696,000)   $ 535,000      $(407,000)
   Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
       Equity in undistributed
        (earnings)losses of
        subsidiaries                   836,000      (409,000)      496,000
       Common stock issued for
        directors fees                    -             -           50,000
       Amortization                      2,000         2,000         2,000
       Decrease (increase) in:
         Due from subsidiaries          46,000       (25,000)      (12,000)
         Prepaid and other current
           assets                          -             -           1,000
       Increase (decrease) in:
         Accounts payable:
           Trade                        (1,000)      (34,000)        1,000
           Related party                28,000        86,000           -
       Related party accrued
         expenses and liabilities      (12,000)       23,000        (7,000)
       Net cash provided by operating
               activities              203,000       178,000       124,000

Cash Flows from Financing Activities:
     Proceeds from related party debt     -             -            5,000
     Repayment of related party debt  (26,000)       (4,000)           -
     Redemption of preferred stock   (105,000)      (92,000)       (54,000)
     Dividends declared               (72,000)      (82,000)       (75,000)
          Net cash used in financing
               activities            (203,000)     (178,000)      (124,000)

Decrease in Cash and Cash Equivalents    -              -              -

Cash and Cash Equivalents,
    beginning of period                  -              -              -

Cash and Cash Equivalents,
    end of period                    $   -          $   -          $   -





             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEAR ENDED DECEMBER  31, 1995 and 1994 AND FOR THE NINE MONTHS
                            ENDED DECEMBER 31, 1993



                    Balance at   Charge to   Charge to              Balance at
                    Beginning    Costs and    Other                    End of
Classification      of Period    Expenses    Accounts    Deductions    Period

Year Ended
  Dec 31, 1995:

    Excess of
     purchase price
     over the value
     of assets
     acquired      $ 162,000   $  42,000       $   -      $    -     $ 204,000
    Deferred loan
     fees            146,000      11,000           -           -       157,000
    License rights   145,000      13,000           -           -       158,000
    Other             30,000        -              -           -        30,000

Year Ended
  Dec 31, 1994:

   Excess of
    purchase price
    over the value
    of assets
    acquired      $  120,000   $  42,000      $    -     $    -    $   162,000
   Deferred loan
    fees             135,000      11,000           -          -        146,000
   License rights     97,000      48,000           -          -        145,000
   Other              25,000       5,000           -          -         30,000


Nine Months Ended
  Dec 31, 1993:

   Excess of
    purchase price
    over the value
    of assets
    acquired     $   89,000   $  31,000       $   -      $    -    $  120,000
   Deferred loan
     fees           126,000       9,000           -           -       135,000
   License rights    61,000      36,000           -           -        97,000
   Other             17,000       8,000           -           -        25,000





Item 9.	  Disagreements on Accounting and Financial Disclosure.

None of the events specified in this Item has occurred and, therefore, it is inapplicable.





                                   	PART IV


Item 14   	Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

	(a)(1)(2)  See Item 8.

	(b)        Reports on Form 8-K.
No reports on form 8-K have been filed during the last quarter of the period covered by this report.

	(c)        See the Exhibit Index.


                                 	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     			ADVANCED ENVIRONMENTAL SYSTEMS, INC.

                                     			By: /s/J. Daniel Bell
                                        J. Daniel Bell, President

Date:  April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 1996	                   	 /s/J. Daniel Bell
			                                    J. Daniel Bell, President and
				                                                    				Director


Date:  April  15, 1996                   	 /s/Alfred O. Brehmer
	                                    		Alfred O. Brehmer, Secretary,
					                                                     Treasurer and
                                              					         	Director

                        	EXHIBIT INDEX

Number	    Exhibit Name

 3	        Certificate of Incorporation, as amended, and Bylaws, filed as
           Exhibits to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, which Exhibits are incorporated herein by reference.

 4(a)	     Form of Common Stock Certificate and forms of Class A, Class B,
           Class C and Class D Warrant Certificates, filed as Exhibits to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibits are incorporated herein by reference.

10(c)	     Stock Purchase Agreement among Craig E. Bowman, Victor L. Kearns,
           B.V. Corwin, Charles L. Bowman, Jan T. Kouri, Darryl F. Kouri,
           G. L. Walker and Robert W. Dobbs, as Sellers, and Advanced Energy Corporation ("AEC"), as Buyer, dated August 16, 1988, filed as an Exhibit to the Company's Registration Statement on Form S-18
           (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(d)	     Employment Agreements between International Catalyst, Inc.("Incat")
           and Victor L. Kearns and Craig E. Bowman, filed as Exhibits to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibits are incorporated herein by reference.

10(f)	     Stock Option Plan of the Company, filed as an Exhibit to the
           Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(g)(i)	  Plan of Reorganization and Agreement of Merger among the Company,
           NWP Acquisition Corporation ("NWP") and AEC filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended July 31,
           1988, which Exhibit is incorporated herein by reference.

10(g)(ii)	 Amendment to Plan of Reorganization and Agreement of Merger among
           Northwest, NWP and AEC filed as part of the Report on Form 8-K of the Company for an event occurring December 30, 1988, which
           Exhibit is incorporated herein by reference.

Company was borrowed by IST from Greyhound.  The Company had

 Company's Registration Statement on Form S-18 (No. 33-7107-NY), which
Exhibit is incorporated herein by reference.


10(o)	     Management Agreement dated November 15, 1988 between Incat and
           Teton Group, Inc., filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY).

10(p)	     Stock Purchase Agreement among AEC, Teton Leasing, Inc.,
           Craig Bowman, Victor L. Kearns and B.V. Corwin, filed as Exhibit to the Company's Registration Statement on Form S-18
           (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(r)	     First Amended Loan and Security Agreement between Greyhound and AEC dated March 30, 1989, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which
           Exhibit is incorporated herein by reference.

10(s)	     First Amendment to Corporate Guarantee and Subordination Agreement
           between Incat and Greyhound dated March 31, 1989, filed as an Exhibit to the Company's Registration Statement on Form S-18
           (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(t)	     First Amendment to Security Agreement between Greyhound and Incat dated March 31, 1989, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which
           Exhibit is incorporated herein by reference.

10(u)	     First Amendment to Corporate Guarantee and Subordination Agreement
           between the Company and Greyhound dated March 30, 1989, filed as an Exhibit to the Company's Registration Statement on Form S-18
           (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(v)	     Corporate Guarantee and Subordination Agreement between Teton
           Leasing, Inc. ("Teton") and Greyhound dated March 31, 1989, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY).

10(w)	     Security Agreement between Greyhound and Teton dated March 31,
           1989, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY).

10(a)(a)	  Convertible Note for $500,000 of the Company payable to Industrial
           Services Technologies, Inc. filed as an Exhibit to the Company's
           Annual Report on Form 10-K for the year ended March 31, 1990 which
           Exhibit is incorporated herein by reference.

10(b)(b)	  AEC Assignment of Incat Security Interest to Greyhound dated
           April 23, 1990 filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 which Exhibit is incorporated herein by reference.

10(c)(c)	  Promissory Note of Incat for $500,000 payable to AEC dated
           April 23, 1990 filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1990.

10(d)(d)	  Security Agreement between AEC and Incat dated April 23, 1990 filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1990, which Exhibit is incorporated herein by reference.

10(e)(e)	  Convertible Note for $100,000 of the Company payable to Industrial
           Services Technologies, Inc., IST filed as an Exhibit to the
           Company's Annual Report on Form 10-K for the year ended March 3,
           1991, which Exhibit is incorporated herein by reference.

10(f)(f)	  Promissory Notes of Reduction Technology, Inc. issued to the
           Company, AEC or Incat filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 3, 1991, which
           Exhibit is incorporated herein by reference.

10(g)(g)(i)Industrial Real Estate Lease dated February 26, 1992 between Incat and JMB Pennsylvania Advisors, filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, which Exhibit is incorporated herein by reference.

10(g)(g)(ii)First Amendment to Industrial Real Estate Lease dated July 29,
           1994 between Incat and JMB Pennsylvania Advisors.

10(h)(h)	  Loan Agreement, Master Credit Note and Commercial Security
           Agreement dated February 24, 1992 between Incat and First Interstate Bank of Texas, N.A., filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, which Exhibit is incorporated herein by reference.

10(i)(i)	  Amendment to Loan and Loan Documents between AEC and Greyhound dated December 23, 1992 filed as an Exhibit to the Company's
           Annual Report on Form 10-K for the year ended March 31, 1993, which
           Exhibit is incorporated herein by reference.

10(j)(j)	  Note of AEC payable to Greyhound in the principal amount of
           $2,100,000, dated December 23, 1992 filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, which Exhibit is incorporated herein by reference.

10(k)(k)	  Amendment to Security Agreement between Incat and Greyhound dated
           December 23, 1992 filed as an Exhibit to the Company's Annual
           Report on Form 10-K for the year ended March 31, 1993, which
           Exhibit is incorporated herein by reference.

10(l)(l)	  Amendment to Guarantee between Incat and Greyhound and Amendment to Guarantee between AES and Greyhound, both dated December 23, 1992 filed as an Exhibit to the Company's Annual Report on Form
           10-K for the year ended March 31, 1993, which Exhibit is incorporated herein by reference.

10(m)(m)	  Amendment to Instruments among IST, AEC, Incat and Greyhound dated as of March 31, 1993, with form of Promissory Note of Incat to AEC dated as of March 31, 1993, which replaced Exhibit 10(c)(c) filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, which Exhibit is incorporated herein by reference.

10(n)(n)(i)Lease between Incat and Teton Properties, Inc. dated February 1,
           1993 filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, which Exhibit is incorporated herein by reference.

10(n)(n)(ii)Lease dated February 1, 1995 between Incat and Teton Properties,
           Inc.

10(o)(o)	  Agreement between IST, The Argentum Group and various Purchasers dated January 11, 1991 and April 8, 1991 filed as an Exhibit to the Company's Annual Report on Form 10-K for the nine months ended December 31, 1993 which Exhibit is incorporated herein by reference.

10(p)(p)	  Loan Agreement and Promissory Note dated July 31, 1995 between
           Incat and First Interstate Bank of Texas.

10(q)(q)	  Lease dated January 1, 1996 between Incat and Allen & Cameron.

10(r)(r)   Lease dated January 1996 between Larry W. Eubanks and Incat.

22	        Subsidiaries of the registrant.



DESCRIPTION:  EXHIBIT 22

                   	Advanced Environmental Systems, Inc.
                            	Exhibit 22 to
                       	Annual Report on Form 10K

                       	Subsidiaries of Registrant




                            			  		State of
Corporation          			          Incorporation              Percent Owned

Advanced Energy Corporation		       	Delaware                     100%
International Catalyst, Inc.	       		Nevada 			                	 100%



DESCRIPTION:    FIRST INTERSTATE BANK PROMISSORY NOTE
                        EXHIBIT 10(P)(P)


FIRST INTERSTATE BANK

PROMISSORY NOTE

BORROWER:
INTERNATIONAL CATALYST, INC.	LENDER:
73-0940971		FIRST INTERSTATE BANK 					  OF TEXAS, NA
4313 FM 2351		POST OAK COMMERCIAL LENDING
Friendswood, TX  77546	 1300 Post Oak Blvd.
	P.O. Box 4401
		Houston, TX 77210-4401

Principal Amount: $1,400,000.00
Initial Rate: 		9.250%
Date of Note: July 31, 1995
Loan No. 0011376126
Call: 599
Account:  4395786406
Officer 1061

PROMISE TO PAY. INTERNATIONAL CATALYST, INC. ("Borrower") promis pay to First Interstate Bank of Texas, N.A. ("Lender"), or order, In lawful money of the United States of America, the principal amount of One Million Four Hundred Thousand & 00/100 Dollars ($1,400,000.00), together with Interest on the unpaid principal balance from July 31,1995, until maturity.

PAYMENT. Subject to any payment changes resulting from changes in the Index, Borrower will pay this loan in accordance with the following payment schedule:


Unpaid accrued interest shall be due and payable monthly commencing on August 31, 1995 and continuing on the same date of each month thereafter until July 31, 1996 at which time all unpaid principal, accrued interest and any other amount owed in connection with the loan shall be fully due and payable. In addition, Borrower agrees to repay any advances made under this Note relating to Letters of Credit Immediately after each such advance is made. Any amounts not paid when due shall remain due and owing; Lender may defer collection such sums without waiving any of its rights, and/or may require repayments of sums at any time.

Interest on this Note is computed on a 365/360 simple interest basics; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding, unless such calculation would result in a usurious rate, in which case interest shall be calculated on a per diem basis of a year of 365 or 366 days, as the case may be. Borrower will pay Lender at Lender's address shown above or ble law, payments will be applied in any order at Lender's sole discretion. Notwithstanding any other provision of this Note, Lender will not charge interest on any undisbursed loan proceeds. No scheduled installment, whether of principal or interest or both, will be due unless sufficient loan funds have been disbursed by the scheduled installment date to justify the payment.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the First Interstate Bank of Texas, N.A., Prime, which is an index rate Lender announces form time to time for pricing of certain loans (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans and is set by Lender in its sole discretion. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notifying Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.750% per annum. The interest rate to be applied prior to maturity to the unpaid principal balance of this Note will be at a rate of 0.500 percentage points over the Index, resulting in a current rate of 9.250% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law. For purposes of this Note, the "maximum rate allowed by applicable law" means the greater of (a) the maximum rate of interest permitted under federal or other law applicable to the indebtedness evidenced by this Note, or (b) the "Indicated Rate Ceiling" as referred to in Article 5069-1.04 (a)(1) V.T.C.S. Whenever increases occur in the interest rate, Lender, at its option, may do one or more of the following: (a) increase Borrower's payments to ensure Borrower's loan will pay off by its original final maturity date, (b) increase Borrower's payments to cover accruing interest, (c ) increase the number of Borrower's payments, and (d) continue Borrower's payments at the same amount and increase Borrower's final payment.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule.

POST MATURITY RATE. The Post Maturity Rate on this Note is the lesser of the maximum rate allowed by applicable law or 8.500 percentage points over the Index. Borrower will pay interest on all sums due after final maturity, whether by acceleration or otherwise, at that rate, with the exception of any amounts added to the principal balance of this Note based on Lender's payment of insurance premiums, which will continue to accrue interest at the pre-maturity rate.

DEFAULT. Borrower will be in default if any of the following happens:
(a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished.
(d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditor's, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency law. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any of the events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

LENDER'S RIGHTS. Upon default, Lender may declare the entire indebtness, including the unpaid principal balance on this Note, all accrued unpaid interest, and all other amounts, costs and expenses for which Borrower is responsible under this Note or any other agreement with Lender pertaining to this loan, immediately due, without notice, and then Borrower will pay that amount. Lender may hire an attorney to help collect this Note if Borrower does not pay, and Borrower will pay Lender's reasonable attorneys' fees. Borrower also will pay Lender all other amounts actually incurred by Lender as court costs, lawful fees for filing, recording, or releasing to any public office any instrument securing this loan; the reasonable cost actually expended for repossessing, storing, preparing for sale, and selling any security; and fees for noting a lien on or transferring a certificate of title to any motor vehicle offered as security for this loan, or premiums or identifiable charges received in connection with the sale of authorized insurance. This Note has been delivered to Lender and accepted by Lender in the State of Texas. If there is a lawsuit, and if the transaction evidenced by this Note occurred in Harris County, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Harris County, the State of Texas. Subject to the provisions on arbitration, this Note shall be governed by and construed in accordance with the laws of the State of Texas and applicable Federal laws.

f the parties including any agency, independent contractor or employment relationship but excluding claims for workers' compensation and unemployment benefits ("Relationship"). Any party to this Arbitration Program may by summary proceedings bring any action in court to compel arbitration of any Dispute. Any party who fails or refuses to submit to binding arbitration following a lawful demand by the opposing party shall bear all costs and expenses incurred by the opposing party in compelling arbitration of any Dispute. The parties agree that by engaging in activities with or involving each other as described above, they are participating in transactions involving interstate commerce. THE PARTIES UNDERSTAND THAT PURSUANT TO THIS ARBITRATION PROGRAM, DISPUTES SUBMITTED TO ARBITRATION WILL NOT BE DECIDED THROUGH LITIGATION IN FEDERAL OR STATE COURTS BEFORE A JUDGE OR JURY.

Governing Rules. All Disputes between the parties submitted to arbitration shall be resolved by binding arbitration administered by the American Arbitration Association (the "AAA") in accordance with the Commercial Arbitration Rules of the AAA, the Federal Arbitration Act (Title 9 of the United States Code) and to the extent the foregoing are inapplicable, unenforceable or invalid, the laws of the State of Texas. In the event of any inconsistency between the Arbitration Program and such rules and statutes, this Arbitration Program shall control. Judgement upon any award rendered hereunder may be entered in any court having jurisdiction; provided, however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. Section 91 or Texas Banking Code art. 342-609.

No. Waiver; Preservation of Remedies; Multiple Parties. No provision of, nor the exercise of any rights under, this Arbitration Program shall limit the right of any party, during any Dispute, to seek, use, and employ ancillary or preliminary remedies, judicial or otherwise, for the purposes of realizing upon, preserving, protecting, foreclosing or proceeding under forcible entry and detainer for possession of any real or personal property, and any such action shall not be deemed an election of remedies. Such rights shall include, without limitation, rights and remedies relating to (a) foreclosing against any real or personal property collateral or other security, (b) exercising self-help remedies including setoff rights or (c ) obtaining provisional or ancillary remedies such as injunctive relief, sequestration, attachment, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time except to the extent such action is contrary to a final award or decision in any arbitration proceeding. The institution and maintenance of an action for judicial relief or pursuit of provisional or ancillary remedies or exercise of self-help remedies shall not constitute a waiver of the right of any party, including the plaintiff, to submit the Dispute to arbitration, nor renders inapplicable
the compulsory arbitration provisions hereof.   In Disputes involving
indebtedness or other monetary obligations, each party agrees that the other party may proceed against all liable persons, jointly or severally, or against one or more of them, less than all, without impairing rights against other liable persons. Nor shall a party be required to join the principal obligator or any other liable persons, such as sureties or guarantors, in any proceeding against a particular person. A party may release or settle with one or more liable persons without releasing or impairing rights to proceed against any persons not so released.

Arbitrator Powers and Qualifications; Awards. Arbitrators are empowered to resolve Disputes by summary rulings. Arbitrators shall resolve all Disputes in accordance with the applicable substantive law. Any arbitrator selected shall be required to be a practicing attorney licensed to practice law in the State of Texas and shall be required to be experienced and knowledgeable in the substantive laws applicable to the subject matter of the Dispute in which the claims or amounts in controversy do not exceed $1,000,000, a single arbitrator shall be chosen and shall resolve the Dispute by rendering an award not to exceed $1,000,000, including all damages of any kind whatsoever, including costs, fees and expenses. A Dispute involving claims or amounts in controversy exceeding $1,000,000, shall be decided by a majority vote of a panel of three arbitrators (an "Arbitration Panel"), the determination of any two of the three arbitrators constituting the determination of the Arbitration Panel, provided, however, that all three Aritrators on the Aritration Panel must actively participate in all hearings and deliberations. Arbitrators, including any Arbitration Panel, may grant any remedy or relief deemed just and equitable and within the scope of this Arbitration Program and may also grant such ancillary relief as is necessary to make effective any award. Arbitrators shall be empowered to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the Texas Rules of Civil Procedure and applicable law. Arbitrators and Arbitration Panels shall be required to make specific, written findings of fact and conclusions of law. The determination of an Arbitrator or Arbitration Panel shall be binding on all parties and shall not be subject to further review or appeal except as otherwise allowed by applicable law.

DEFAULT RATE OF INTEREST. Lender may at its option and without notice charge interest at a rate (the "Default Rate") equivalent to the Post Maturity Rate (not to exceed the maximum lawful rate) on any past due amounts of the Indebtedness for the number of days said amounts are past due. Amounts shall be considered past due when not paid on the date due whether said amounts become due pursuant to the payment schedule or as a result of acceleration, or otherwise. Further, if Lender gives written notice to Borrower of any one or more defaults under the Note or any related Loan Documents and such defaults are not cured completely and strictly in accordance with the terms of the notice of default within the period of time allowed by Lender for cure of same, Lender may charge interest at the Default Rate on the entire amount of the Indebtedness until two business days after such defaults are cured and that fact is communicated to and confirmed by Lender. Lender's use of the remedies available to Lender upon the occurrence of an event of default shall not constitute an election of remedies or otherwise limit Lender's rights concerning other remedies available to Lender upon the occurrence of an event of default.

ADVANCES. This Line of Credit shall evidence cash advances to Borrower made hereunder plus amounts advanced under Letters of Credit issued on behalf of Borrower. Borrower irrevocably authorizes Lender to make advances hereunder from time to time equal to the amount of each draft presented to Lender under various Letters of Credit issued by Lender on behalf of Borrower. Lender is not obligated to advance funds or issued Letters of Credit hereunder if the resulting total outstanding amount of the cash advances made hereunder and the amount of all Letters of Credit issued hereunder (whether or not such Letters of Credit have been drawn under and funded) would exceed the above stated Principal Amount of this Note. However, in the event Lender advances funds and/or issues Letters of Credit in a total amount exceeding the amount of this Note, (i) such advances shall be deemed validly advanced and such Letters of Credit shall be deemed validly issued under this Note, as if the Principal Amount of this Note had been increased to accommodate such amounts, and all advances shall be considered to be a part of the Indebtedness evidenced by this Note for all purposes and shall be secured by all applicable security instruments and guaranties as if such instruments had been amended to accommodate and include such amounts (without waiver of any rights of Lender under the Note or related loan documents), and (ii) Lender reserves the right to require immediate repayment of amounts advanced to the extent necessary to cause the total of advances plus unadvanced amounts of Letters of Credit to equal the Principal Amount of this Note. Notwithstanding anything to the contrary, no interest will be charged or accrued on any amount(s) of this Note prior to the actual advance of such amounts. Provisions of this Note relating to Letters of Credit shall not be construed to obligate Lender to issue Letters of Credit for Borrower. Unless otherwise agreed in writing, Lender reserves the right to approve or deny any Application for Letter of Credit in its sole discretion. In the event any draft for any advance under a Letter of Credit issued by Lender is funded subsequent to the final payment date of this Note, Lender may pay any such amount by means of an advance under this Note, and Borrower agrees to repay any and all such advances immediately after each such advance occurs, with interest accruing on the amount of such advance until paid at the Default Rate. If for any reason the amount of any such advance plus accrued interest is not promptly repaid when due, Lender may defer collecting said sum without waiving any of its rights, and may require repayment of said sum plus accrued interest at any subsequent time at Lender's discretion.

RENEWAL AND EXTENSION. This Note is given in renewal and extension and not in novation of the following described indebtedness: That certain Promissory Note dated July 31,1994 in the amount of $1,400,000.00 executed by Borrower payable to First Interstate Bank of Texas, N.A. It is further agreed that all liens and security interests securing said indebtedness are hereby renewed and extended to secure the Note and all renewals, extensions and modifications thereof.

GENERAL PROVISIONS. If any part of this Note cannot be enforced, this fact will not affect the rest of the Note. In particular, this section means (among other things) that Borrower does not agree or intend to pay, and Lender does not agree or intend to contract for, charge, collect, take, reserve or receive (collectively referred to herein as "charge or collect"), any amount in the nature of interest or in the nature of a fee for this loan, which would in any way or event (including demand, prepayment, or acceleration) cause Lender to charge or collect more for this loan than the maximum Lender would be permitted to charge or collect by federal law or the law of the State of Texas (as applicable). Any such excess interest or unauthorized fee shall, instead of anything stated to the contrary, be applied first to reduce the principal balance of this loan, and when the principal has been paid in full, be refunded to Borrower. The right to accelerate maturity of sums due under this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to charge or collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of sums due hereunder shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of the loan evidenced by this Note until payment in full so that the rate or amount of interest on account of the loan evidenced hereby does not exceed the applicable usury ceiling. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest, notice of dishonor, notice of intent to accelerate the maturity of this Note, and notice of acceleration of the maturity of this Note. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in collateral without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

INTERNATIONAL CAYALYST, INC.

BY: /s/ Craig Bowman
	Craig Bowman, President



FIRST INTERSTATE BANK

NOTICE OF FINAL AGREEMENT

BORROWER: 	INTERNATIONAL CATALYST, INC.	LENDER:
		73-0940971	FIRST INTERSTATE BANK 			  OF TEXAS, NA
4313 FM 2351	POST OAK COMMERCIAL LENDING
	1300 Post Oak Blvd.
Friendswood, TX  77546	P.O. Box 4401
		Houston, TX 77210

Principal Amount: $1,400,000.00
Initial Rate: 9.250%
Date of Note: July 31, 1995
Loan No. 0011376126
Call: 599
Collateral:	002
Account:  4395786406
Officer 1061


This agreement (this "Agreement") is made and entered into by and among the undersigned effective the 31st day of July, 1995.

Definitions:

As used in this Agreement, the following terms shall have the following meanings:

Parties - The undersigned persons and entities.

Note - That certain promissory note, credit agreement or change in terms agreement dated 07-31-1995 in the amount of $1,400,000.00 executed by INTERNATIONAL CATALYST, INC..

Loan Documents This Agreement and any and all promissory notes (including, without limitation, the Note), loan agreements, deeds of trust, builder's and mechanic's lien contracts, security agreements, assignments, pledges, owner's consent to pledges, letters of credit, guarantees, and all other loan documents executed in connection with or otherwise relating to This Loan.

This Loan - The transaction comprised of the extension of credit and all related agreements and accommodations by or among any of the Parties evidenced by or contained in any of the Loan Documents.

Agreements:

In consideration of the extension of This Loan, and for other good and valuable consideration, the receipt and sufficiency of which are acknowledged by each of the Parties, the Parties (i) agree that each Party's execution of this Agreement constitutes acknowledgment that such Party has read and understands this Agreement, and that it is intended to be a part of and is incorporated by reference into each of the Loan Documents; (ii) acknowledge receipt of the following Notice; and (iii) to the extent allowed

NOTICE: THIS DOCUMENT AND ALL OTHER DOCUMENTS RELATING TO THIS LOAN CONSTITUTE A WRITTEN LOAN AGREEMENT WHICH REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES RELATING TO THIS
LOAN.

Arbitration.

Binding Arbitration. Upon the demand of any party, whether made before or after the institution of any judicial proceeding, any Dispute (as defined below) shall be resolved by binding arbitration in accordance with the terms of this Arbitration Program. A "Dispute" shall include any action, dispute, claim, or controversy of any kind, whether in contract or in tort, statutory or common law, legal or equitable, or otherwise, now existing or hereafter arising between the parties in any way arising out of, pertaining to or in connection with (a) any agreement , document or instrument to which this Arbitration Program is attached or in which it is referred to or any related agreements, documents, or instruments (the "Documents"), (b) all past, present, or future loans, notes, instruments, drafts, credits, accounts, deposit accounts, safe deposit boxes, safekeeping agreements, guarantees, letters of credit, goods or services, or other transactions, contracts or agreements of any kind whatsoever, (c) any past, present or future incidents, omissions, acts, errors, practices, or occurrences causing injury to either party whereby the other party or its agents, employees or representatives may be liable, in whole or in part, or (d) any other aspect of the past, present, or future relationships of the parties including any agency, independent contractor or employment relationship but excluding claims for workers' compensation and unemployment benefits ("Relationship"). Any party to this Arbitration Program may by summary proceedings bring any action in court to compel arbitration of any Dispute. Any party who fails or refuses to submit to binding arbitration following a lawful demand by the opposing party shall bear all costs and expenses incurred by the opposing party in compelling arbitration of any Dispute. The parties agree that by engaging in activities with or involving each other as described above, they are participating in transactions involving interstate commerce. THE PARTIES UNDERSTAND THAT PURSUANT TO THIS ARBITRATION PROGRAM, DISPUTES SUBMITTED TO ARBITRATION WILL NOT BE DECIDED THROUGH LITIGATION IN FEDERAL OR STATE COURTS BEFORE A JUDGE OR JURY.

Governing Rules. All Disputes between the parties submitted to arbitration shall be resolved by binding arbitration administered by the American Arbitration Association (the "AAA") in accordance with the Commercial Arbitration Rules of the AAA, the Federal Arbitration Act (Title 9 of the United States Code) and to the extent the foregoing are inapplicable, unenforceable or invalid, the laws of the State of Texas. In the event of any inconsistency between this Arbitration Program and such rules and statutes, this Arbitration Program shall control. Judgment upon any award rendered hereunder may be entered in any court having jurisdiction; provided, however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C.
Section 91 or Texas Banking Code art. 342.609.

No Waiver; Preservation of Remedies; Multiple Parties. No provision of, nor the exercise of any rights under, this Arbitration Program shall limit the right of any party, during any Dispute, to seek, use, and employ ancillary or preliminary remedies, judicial or otherwise, for the purposes of realizing upon, preserving, protecting, foreclosing or proceeding under forcible entry and detainer for possession of any real or personal property, and any such action shall not be deemed an election of remedies. Such rights shall include, without limitation, rights and remedies relating to (a) foreclosing against any real or personal property collateral or other security, (b) exercising self-help remedies including setoff rights or (c) obtaining provisional or ancillary remedies such as injunctive relief, sequestration, attachment, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time except to the extent such action is contrary to a final award or decision in any arbitration proceeding. The institution and maintenance of an action for judicial relief or pursuit of provisional or ancillary remedies or exercise of self-help remedies shall not constitute a waiver of the right of any party, including the plaintiff, to submit the Dispute to arbitration, nor render inapplicable the compulsory arbitration provisions hereof. In Disputes involving indebtedness or other monetary obligations, each party agrees that the other party may proceed against all liable persons, jointly or severally, or against one or more of them, less than all, without impairing rights against other liable persons. Nor shall a party be required to join the principal obligator or any other liable persons, such as sureties or guarantors, in any proceeding against a particular person. A party may release or settle with one or more liable persons without releasing or impairing rights to proceed against any persons not so released.

Arbitrator Powers and Qualifications; Awards. Arbitrators are empowered to resolve Disputes by summary rulings. Arbitrators shall resolve all Disputes in accordance with the applicable substantive law. Any arbitrator selected shall be required to be a practicing attorney licensed to practice law in the State of Texas and shall be required to be experienced and knowledgeable in the substantive laws applicable to the subject matter of the Dispute. All statutes of limitation applicable to any Dispute shall apply to any proceeding in accordance with this Arbitration Program. With respect to a Dispute in which the claims or amounts in controversy do not exceed $1,000,000, a single arbitrator shall be chosen and shall resolve the Dispute by rendering an award not to exceed $1,000,000, including all damages of any kind whatsoever, including costs, fees and expenses. A Dispute involving claims or amounts in controversy exceeding $1,000,000, shall be decided by a majority vote of a panel of three arbitrators (an "Arbitration Panel"), the determination of any two of the three arbitrators constituting the determination of the Arbitration Panel, provided, however, that all three Arbitrators on the Arbitration Panel must actively participate in all hearings and deliberations. Arbitrators, including any Arbitration Panel, may grant any remedy or relief deemed just and equitable and within the scope of this Arbitration Program and may also grant such ancillary relief as is necessary to make effective any award. Arbitrators shall be empowered to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the Texas Rules of Civil Procedure and applicable law. Arbitrators and Arbitration Panels shall be required to make specific, written findings of fact and conclusions of law. The determination of an Arbitrator or Arbitration Panel shall be binding on all parties and shall not be subject to further review or appeal except as otherwise allowed by applicable law.

Miscellaneous. To the maximum extent practicable, the AAA, the Arbitrator
(or the Arbitration Panel, as appropriate) and the parties shall take any action necessary to require that an arbitration proceeding hereunder shall be concluded within 180 days of the filing of the Dispute with the AAA. Arbitration proceedings hereunder shall be conducted in the State of Texas at a location selected by the Administrator. With respect to any Dispute, each party agrees that all discovery activities shall be expressly limited to matters directly relevant to the Dispute and any Arbitrator, Arbitration Panel and the AAA shall be required to fully enforce this requirement. This Arbitration Program constitutes the entire agreement of the parties with respect to its subject matter and supersedes all prior discussions, arrangements, negotiations, and other communications on dispute resolution. The provisions of this Arbitration Program shall survive any termination, amendment, or expiration of the Documents or the Relationship, unless the parties otherwise expressly agree in writing. To the extent permitted by applicable law, Arbitrators, including any Arbitration Panel, shall have the power to award recovery of all costs and fees (including attorneys' fees, administrative fees, and arbitrators' fees) to the prevailing party. This Arbitration Program may be amended, changed, or modified only by the express provisions of a writing which specifically refers to this Arbitration Program and which is signed by all the parties hereto. If any term, covenant, condition or provision of this Arbitration Program is found to be unlawful, invalid or unenforceable, such defect shall not affect the legality, validity or enforceability of the remaining parts of this Arbitration Program, and such remaining parts hereof shall be valid and enforceable and have full force and effect as if the illegal, invalid or unenforceable part had not been included. Each party agrees to keep all Disputes subject to arbitration proceedings strictly confidential, except for disclosures of information required in the ordinary course of business of the parties or by applicable law or regulation.

EXECUTED as of the date first above stated.

BORROWER:

INTERNATIONAL CATALYST, INC.
BY: /s/ Craig Bowman
	Craig Bowman, President

LENDER:

First Interstate Bank of Texas, N.A.


By:__________________________________________
Authorized Officer


CORPORATE ACKNOWLEDGMENT


STATE OF Texas
              		) ss

COUNTY OF Harris


On this 26th day of July, 1995 before me, the undersigned Notary Public, personally appeared Craig Bowman, President of INTERNATIONAL CATALYST, INC., and known to me to be an authorized agent of the corporation that executed the and acknowledged the to be the free and voluntary act and deed of the corporation, by authority of its Bylaws or by resolution of its board of directors, for the uses and purposes therein mentioned, and on oath stated that he or she is authorized to execute this and in fact executed the on behalf of the corporation.

BY: /s/ Betty Cassell			Residing at Harris County
Notary Public in and for the State of Texas	My commission expires 9/9/96

FIRST INTERSTATE BANK

July 21, 1995

International Catalyst, Inc.
4313 FM 2351
Friendswood, TX 77546

Gentlemen:

In conjunction with the renewal and extension of a $1,400,000.00 revolving line of credit from First Interstate Bank of Texas, N.A. ("Bank") to International Catalyst, Inc.("Borrower") evidenced by a Loan Agreement ("Agreement") dated July 31, 1994 between the Bank and Borrower, the Bank and Borrower agree to the following:

Section V(e)(3) of the Agreement will be amended to read as follows:

(3) declare or pay any dividends, including, but not limited to, preferred dividends, (whether payable in cash, other property or otherwise) or purchase, redeem or otherwise acquire directly or indirectly, any shares of Borrower's capital stock; notwithstanding the above, Borrower may pay up to $150,000 per quarter in dividends to Advanced Energy Corporation.

Sincerely,

FIRST INTERSTATE BANK OF TEXAS. N.A.

By:	/s/ Theodore M. Nowak
Name:	Theodore M. Nowak
Title:	Vice President

AGREED TO AND ACCEPTED this 26th day of July, 1995.

INTERNATIONAL CATALYST,INC.

By:	/s/ Craig Bowman
Name:	Craig Bowman
Title: President


The undersigned Guarantor hereby consents and agrees to the amendment set out above.

ADVANCED ENERGY CORPORATION

By:	/s/ Gary L. Schmitt
Name: Gary L. Schmitt
Title: Vice President





DESCRIPTION:   LEASE
               EXHIBIT 10 (q) (q)





ALLEN & CAMERON, INC.
P.O. Box 4261
Corpus Christi, Texas 78469

LEASE AGREEMENT

This lease agreement is entered into as of the date set forth below, by and between ALLEN & CAMERON, INC., 6730 Leopard, Corpus Christi, Texas
78409 (herein "Landlord") and  INTERNATIONAL CATALYST, INC.
(herein "Tenant"). Tenant's address: 6772 LEOPARD STREET

WITNESSETH:

Section 1. Leased Premises:

The term Leased Premises shall mean the tract of land together with all improvements located thereon located fronting on: __________________________
6772	LEOPARD STREET	,more fully described as:

Lot 12  , Block _____ of ALLEN & CAMERON INDUSTRIAL PARK
	situated in  CORPUS CHRISTI	 ,  NUECES
County, Texas.

In consideration of the conditions, covenants and agreements to be kept and performed by Tenant, Landlord does hereby lease and let unto Tenant, and Tenant does hereby lease from Landlord, the Leased Premises, subject to all valid easements, restrictions, zoning and governmental regulatory ordinances and encumbrances.

Section 2. Term of Lease:

This lease shall be for a term of  1  years ______ months commencing on
JANUARY 1, 1996       ,and terminating at midnight on DECEMBER 31, 1996
(herein "Term").

Section 3. Rental:

The total rental for this lease is the sum of THIRTY THOUSAND _______________
dollars ($ 3O,OOO.OO     ), which Tenant agrees to pay to Landlord in Corpus
Christi, Nueces County, Texas at the monthly rate of ____
TWENTY FIVE HUNDRED             dollars($ 2500.00		),per
month. The sum of	N/A ($          ) dollars_________________ cash being the
rental for the first and last months of this lease term, being due and payable by Tenant on this execution of this lease. Each monthly payment shall be due monthly in advance on or before the first day of each month commencing on the date this lease commences.

Section 4. Security Deposit:

At the inception of this lease, Tenant shall pay to Landlord a security deposit in the amount of _____________N/A____dollars _($_______)________ as security for performance by Tenant of Tenant's obligations under this lease. At the termination of this lease, Landlord shall have the right to collect from the security deposit any outstanding rent or other amounts due under the lease, and shall, within ten (10) days, return the balance of such security deposit to Tenant.

Section 5. Lease Renewal and Notice of Non Renewal:

a.	Tenant shall have the option to extend the term of this lease for one additional term of______ years commencing upon the termination of the original Term hereof. Such option shall be exercised by notice in writing from Tenant to Landlord delivered not less than sixty (60) days prior to the expiration of the original term of this lease. Any extension term hereunder shall be upon the same terms and conditions, except that Tenant shall have no additional rights to extend the term of this lease and the monthly rental shall be increased by ____%.

b.	In the event Tenant shall elect not to renew this lease pursuant to the provisions of Section 5a above, Tenant shall be obligated to notify Landlord in writing at least sixty (60) days prior to the expiration of the original term of this lease, that Tenant shall not be renewing the lease. In the event Tenant provides Landlord with less than sixty (60) days notice of non renewal, Tenant shall be liable to Landlord for additional rent in a sum equal to the prorated daily rent under this lease times the number of days less than sixty (60) days in advance that such notice was provided. (Such additional rent is an agreed amount, which shall be intended to compensate Landlord for the potential lost rental revenues resulting from an inadequate amount of time to initiate the showing and leasing of the Leased Premises to a new tenant.) For example, it a Tenant provided notice fifteen (15) days prior to the end of the term of this lease that Tenant was not renewing the lease and was moving out at the end of the term of the lease, Tenant would owe Landlord as additional rent (in addition to any rent due under Section 3 hereof, and any other sums due under this lease), an additional sum equal to one and one-half (1-1/2) months rent.

c. In the event by mutual written agreement this lease is extended beyond the original term, for an indefinite term rather than specific agreed terms of years, this lease shall continue thereafter until terminated by either party on sixty (60) days prior written notice (except for any termination by Landlord for an event of default by Tenant which shall not require prior notice). In the event of such an extension of the lease for an indefinite term, any failure of Tenant to give at least sixty (60) days notice of termination thereafter shall result in Tenant being liable for the additional rental described (and as calculated) in Section 5b above.

 Section 6. Use of Premises:

Tenant shall use the Leased Premises only for the purposes of: ________ and for no other business without Landlord's prior written consent.


 Section 7. Operation of Business:

a.	Tenant shall not perform any act or carry on any practice within the
Leased Premises which may damage the Leased Premises or which shall cause or create offensive odors or constitute a nuisance. Tenant accepts the Leased Premises in their present condition "as is," the premises being currently suitable for Tenant's intended use.

b.	Tenant, at its own expense, shall comply with all rules, regulations, ordinances and laws of public authorities applicable to its operations and obligations in connection with the Leased Premises including, but not limited to, the Americans With Disabilities Act of 1990.

c.	Tenant shall not install additional signs or other advertising devices on the Leased Premises without Landlord's prior written approval. The expense of installation, operation or removal of all signs shall be paid by Tenant.
Tenant shall not cause or allow any painting of letters, signs or other figures or pictures on any walls or roof of the Leased Premises without Landlord's prior written approval.

Section 8. Care of Leased Premises:

Tenant shall make no alterations, renovation or additions to the Leased Premises without the prior written consent of Landlord, and any such additions, changes and alterations made by Tenant shall become and remain the property of Landlord at the termination of this lease, except to the extent that Landlord agrees otherwise in the above required written consent. At the termination of this lease, whether occurring by normal expiration or as otherwise herein provided, Tenant shall yield up the Leased Premises to Landlord in good and tenantable condition and repair, except for ordinary wear and tear. In regard to any such alterations, renovations or additions, Tenant at its expense must comply with the Architectural Barriers Act Texas Statute
Article 9102), and in regard to any applicable construction Tenant shall provide Landlord with a copy of the filed plan review registration form and all notices received from the Texas Department of Licensing and Regulation.

Section 9. Fixtures:

Tenant shall be permitted to install trade fixtures and equipment, and all such fixtures and equipment owned by Tenant and not permanently attached to the Leased Premises may be removed by Tenant at the end of the term of this lease, provided Tenant is not in default under the terms of this lease and provided that any damage to the Leased Premises caused by such removal shall be repaired by and at the expense of Tenant at or prior to the expiration of the term of this lease.

Section 10. Maintenance of the Leased Premises:

a.	Tenant covenants and agrees, subject to the limitations provided below, to maintain the Leased Premises in good condition, repair, appearance and free from waste during the term of this lease.

b.	During the term of this lease, Landlord will make all necessary repairs to sidewalks and curbs; the foundation, the exterior walls and load-beating walls of any improvements; exterior water, sewage, gas and electrical services up to the point of entry to improvements; and the roof of any improvements. Tenant shall make all repairs and replacements made necessary as a result of negligence or omission or misuse by Tenant, its employees or invitees and shall make all interior nonstructural repairs and replacements and ordinary maintenance (including maintenance to the heating system, air conditioning system, electrical system, plumbing and plate glass) and any other maintenance and repairs not required to be made by Landlord.
Specifically, and not in limitation of the provisions of Section 8 or this
Section 10, Tenant shall maintain all stabilized pads or ground cover on the Leased Premises, including concrete, caliche or other stabilizing materials, and upon termination of this lease shall yield up such areas in the same condition as received.

Section 11. Insurance:

a.	At all times during the term of this lease, Tenant, at its sole cost and expense, shall effect and maintain a policy or policies of comprehensive general liability insurance providing personal injury and property damage liability coverages with respect to the Leased Premises and the business conducted thereon, with a combined single limit of not less than $500,000 for bodily injury and property damage liability per occurrence and $1,000,000 for aggregate limits of liability. The policy shall be written on a standard
Texas Commercial Package Policy form or such other policy form and shall include such coverages as approved by Landlord. Such insurance policy or policies shall name both Tenant and Landlord as named insureds and shall provide that the insurer will not cancel or change such insurance without first giving Landlord and Tenant not less than twenty (20) days prior written notice. Upon request, Landlord shall be furnished certificates or a duplicate original of all such insurance policies. In the alternative, Landlord may provide this insurance and Tenant shall be required to promptly reimburse Landlord for the cost of this insurance.

b.	Tenant, unless Tenant agrees to provide such insurance pursuant to an addendum to this lease, shall reimburse Landlord (within twenty (20) days of receipt of invoice) for the cost incurred by Landlord in maintaining "all risk" casualty insurance with respect to the Leased Premises, including but not limited to, fire and extended coverage insurance under Texas Standard Form, together with such other endorsements as may reasonably be required by Landlord.

Section 12. Indemnification:

Tenant covenants and agrees to protect, indemnify and save Landlord and Landlord's successors and assigns harmless from all claims for damages and/or injuries to persons or property arising from injury to persons or property on or adjacent to the Leased Premises, including all costs, attorney's fees, expenses and liabilities incurred in connection with any such claim or action.

Section 13. Mutual Waiver of Subrogation:

Landlord hereby waives any right of recovery that Landlord may have against Tenant for the loss of or damage to any of Landlord's property resulting from any cause whatsoever to the extent that collection for such loss or damage is made by Landlord under any insurance policy or policies in effect at the time such loss or damage occurs; and Tenant hereby waives any right of recovery that Tenant may have against Landlord for the loss of or damage to any of Tenant's property resulting from any cause whatsoever to the extent that collection for such loss or damage is made by Tenant under any insurance policy or policies in effect at the time of such loss or damage. Landlord and Tenant agree to give to each insurance company which has issued policies or insurance covering risk of direct physical loss, written notice of the terms of the mutual waivers contained in this section, and to have the insurance policy properly endorsed, if necessary, to prevent the invalidation of the insurance coverages by reason of the mutual waivers contained in this section.

Section 14. Assignment and Subleasing:

Tenant shall not, whether by operation of law or otherwise, assign this lease, or any part thereof, or sublease or mortgage all or any part of the Leased Premises, without the prior written approval of Landlord in each instance. Any such approval shall not relieve Tenant or Tenant's authorized assignees or subtenants from liability hereunder.

Section 15. Destruction of Leased Premises:

a.	If the Leased Premises are damaged by fire, windstorm or other casualty during the term of this lease, Landlord, upon receipt of written notice of such damage from Tenant, may, at Landlord's option, proceed to repair such damage and restore the Leased Premises, or so much thereof as was originally constructed by Landlord, to substantially the same condition as it existed at the time of such damage and Tenant's obligation to pay rent shall be equitably abated or reduced unless such damage was caused by the negligence of Tenant or Tenant's invitees, agents or employees. Landlord shall not be responsible for any delay which may result from causes beyond Landlord's reasonable control.

b.	If Landlord elects not to repair and restore the Leased Premises, Landlord shall notify Tenant within thirty (30) days of Landlord's receipt of written notice of damage from Tenant that Landlord will not repair and restore the Leased Premises and thereafter either party shall have the option to terminate this lease. Such option to terminate shall be exercised by written notice within thirty (30) days after Landlord has given written notice of election not to repair.

c.	In the event of termination of this lease pursuant to this section, such termination shall be effective as of the date upon which such damage or destruction occurred if business has not been conducted in the Leased
Premises after such date. If business has been so conducted, the termination shall be effective as of the date of the receipt by Landlord of Tenant's notice of termination.

Section 16. Total or Partial Condemnation:

a.	If all or a portion of the Leased Premises shall be taken by condemnation or right of eminent domain or conveyed by Landlord under the threat of condemnation so as to render the balance of the Leased Premises unsuitable for the use of Tenant, either party to this lease shall be entitled to terminate this lease by giving written notice of such election within thirty
(30) days after Tenant has been deprived of possession. If this lease is terminated, then the rent shall be apportioned and determined as of the date of such termination.

b.	Should any part of the Leased Premises be so taken or condemned, Landlord shall be entitled to receive and retain all sums awarded for the taking of all or any portion of the Leased Premises. Landlord shall not be entitled to any portion of the award made to Tenant for Tenant's loss if a separate award is made for Tenant's loss.

c.	If the lease is not terminated, then a portion of the rent, determined on the basis of the nature and extent of the damages sustained, shall be equitably abated.

Section 17. Default of Tenant:

a.	Events of Default: The following events shall be deemed to be events of default by Tenant under this lease:

1.	If Tenant shall fail to pay any installment of the rent or other sum of money payable hereunder when due and such failure. continues for ten (10) days following written notice thereof from Landlord to Tenant.

2.	If Tenant shall abandon or vacate the Leased Premises or any significant portion thereof.

3.	If Tenant shall fail to comply with any other terms, provision, obligation or covenant of this lease, and shall not cure or correct such failure within twenty (20) days after written notice thereof from Landlord to Tenant.

4.	If any proceedings shall be commenced to declare Tenant a bankrupt or insolvent, reduce or modify its debts or obligations or to delay the payment thereof, or if any assignment of its property be made for the benefit of creditors, or if a receiver or trustee be appointed for it or its property or business, then, to the extent permitted by applicable law, Landlord may treat the occurrence of any one or more of the foregoing events as an event of default by Tenant.

b.	Remedies  If an event of default shall have occurred, Landlord shall have the right, without further notice or demand of any kind to Tenant or any other party, to pursue any rights or remedies provided at law or in equity, including without limitation, the right to terminate this lease and forthwith repossess the Leased Premises and to recover as damages a sum of money equal to the total of (i) the reasonable cost of recovering the Leased Premises, (ii) the unpaid rent and other sums due at the time of termination plus interest thereon from the due date at the rate herein provided, and (iii) an amount equal to the then present value of the balance of the rent for the remainder of the term, less the then present value of the fair rental value of the Leased Premises for the remainder of the term. Notwithstanding any termination or repossession, Tenant's obligation to pay the rental provided in this lease shall survive any such termination or repossession.

Section 18. Landlord's Default:

In the event Landlord should be in default hereunder, Tenant agrees to give Landlord written notice of such default and a reasonable time in which to cure it, not to be less than thirty (30) days after receipt of such notice by Landlord, before taking further action to enforce this lease against Landlord. If, after notice Landlord does not cure within the time and manner specified, the Tenant may, at its option, cancel and terminate this lease at the end of said 30-day period and be relieved of any further obligation hereunder.

Section 19. Taxes and Assessments:

a.	Tenant shall pay to Landlord, as additional rent, within ten (10) days after receipt of a statement, the amount of all taxes and assessments levied and assessed by any lawful authority against the Leased Premises during the term of this lease. The amount of additional rent to be paid to Landlord by Tenant because of such taxes shall be prorated between Landlord and Tenant for any partial years of the term of this lease based upon the number of days in such years that this lease was in force.

b.	Tenant shall pay when due all sales taxes, excise taxes, ad valorem taxes or other taxes levied or assessed on the conduct of Tenant's business or the value of its personal property prior to their becoming delinquent.

Section 20. Loss and Damage to Tenant's property:

Tenant agrees that its use and occupancy of the Leased Premises as authorized under the terms of this lease shall be wholly and solely at its risk, and Landlord shall have no liability whatsoever for loss or damage to the fixtures or other personal property of Tenant or the property of those so claiming under Tenant, whether occurring by reason of theft, vandalism, fire or other casualty, or the bursting, stopping or leaking of water, gas, sewer or steam pipes, or otherwise, nor for personal injury or death of any person.

Section 21. Other Remedies of Landlord:

If default' is made in the performance of any covenant required by this lease to be performed by Tenant, Landlord may, at Landlord's election, perform the same for the account of and at the expense of Tenant, after giving notice to Tenant of its intention to do so. If Landlord at any time is compelled to pay, or elects to pay, any sum of money, or do any act which will require the payment of any sum of money, by reason of the failure of Tenant to comply with any provision hereof, or if Landlord is compelled to incur any expense, including reasonable attorney's fees, in instituting, prosecuting or defending any action or proceeding occasioned by reason of any default of Tenant hereunder, the sum or sums so paid by Landlord shall be due from Tenant to Landlord as additional rent on the next day following the incurring of such expenses upon which a regular monthly rental payment is due.

Section 22. Mechanic's Lien:

Tenant shall not permit any mechanic's, materialman's or similar liens to remain upon the Leased Premises for labor or material furnished to Tenant or claimed to have been furnished to Tenant in connection with work of any character performed or claimed to have been performed on the Leased Premises or at the direction of or with the consent of Tenant.

Section 23. Utility Charges:

Tenant shall make and pay all necessary deposits for all utilities and shall be wholly responsible for all utility charges servicing the Leased Premises. In addition to the other indemnification set forth in this lease, Tenant shall indemnify and hold Landlord harmless from any charges or claims for utility charges or deposits.

Section 24. Contractual Lien:

Landlord shall have, and Tenant hereby grants to Landlord, a lien and security interest in all of the fixtures, trade fixtures, and furniture, equipment, stock, goods, merchandise and other property placed on the Leased Premises during the term of this Lease to secure the payment of rentals and other sums due hereunder for the entire term of this Lease. The lien and security interest is given in addition to the Landlord's statutory lien and cumulative thereto. Landlord shall have, and may exercise with respect to such property, all the rights, remedies and powers of a secured party under the Uniform Commercial Code of Texas. This lease is a security agreement under the Uniform Commercial Code. Landlord may file a copy of this lease as a financing statement.

Section 25. Miscellaneous:

a.	Successors: All rights and liabilities herein given or imposed upon the respective parties shall extend to and bind the respective successors and assigns of such parties.

b.	Right of Entry by Landlord: Landlord, for any purpose authorized herein, shall have the right to enter upon the Leased Premises at all reasonable hours for the purpose of inspecting the Leased Premises or for any other lawful purpose. Such entrance by Landlord shall never be deemed or held to be an ejectment or disposition of Tenant, and Landlord shall incur no liability by reason thereof. In addition, Landlord may show the Leased Premises at reasonable times to prospective purchasers or mortgagees and may show the Leased Premises at reasonable times to prospective tenants during the last four (4) months of the term of this lease.

c.	Construction of Lease. In the event any provision of this lease shall be held to be invalid or unenforceable, such holding shall not be deemed to affect the validity and enforceability of the remainder of this lease, nor of the same provision as applied to other persons or circumstances. This lease shall be construed with the express intention of the parties to it that it shall be valid and enforceable in every respect to the extent permitted by law.

d.	Waiver: The waiver by any party hereto of any breach or default under this lease shall not be deemed to be a waiver of any such provision or of any subsequent breach or default thereof. No provision of this lease shall be deemed to have been waived by any party hereto unless such waiver be in writing and signed by the party charged with any such waiver.

e.	Amendments: No subsequent alteration, amendment, change, deletion, or addition to this lease shall be binding upon Landlord or Tenant unless in writing and signed by both Landlord and Tenant.

f.	Attorneys' Fees: If it becomes necessary for either Landlord or Tenant to employ an attorney to enforce, whether by original action, the other party, counterclaim or otherwise, Its rights, titles, and interests under this lease against the other party, then the prevailing party as determined by the final order of judgment of a court of competent jurisdiction shall be entitled to recover its reasonable attorneys' fees and court costs in connection therewith.

g.	Quiet Enjoyment: Landlord shall defend the Tenant in the quiet enjoyment and peaceful possession of the Leased Premises during the term of this lease so long as Tenant is not in default under the terms of this lease.

h.	Excuse of Landlord's Performances: Anything in this lease to the contrary notwithstanding, Landlord shall not be deemed in default with respect to the performance of any of Landlord's terms, covenants and conditions contained in this lease if same shall be due to any strike, lockout, civil commotion, war-like operation, invasion, rebellion, hostilities, military or usurped power, sabotage, terrorism, governmental regulations or controls, inability to obtain any material or service, through any act of God or other casualty or event beyond the reasonable control of Landlord.

i.	Time of Essence: Time is of the essence in this agreement.

j.	Holdover:  If Tenant does not vacate the Leased Premises following termination of this lease, Tenant shall be a tenant at will and shall vacate the Leased Premises on receipt of notice from Landlord. No holding over by Tenant, whether with or without the consent of Landlord, will extend the term unless the Landlord consents in writing to a lease extension.

	k.	Notices:	Any notices required by this lease shall be deemed to be
delivered (whether or not actually received) when deposited with the United
States Postal Service, postage prepaid, certified mail, return receipt requested, and addressed to Landlord or Tenant, as applicable, at their address set forth herein.

Section 26. Environmental Provisions:

Tenant agrees to comply with all environmental laws and regulations pertaining to Tenant's use of the Leased Premises, including but not limited to the performance of corrective action measures, if necessary. Tenant agrees to indemnify and hold Landlord and Landlord's officers, directors, shareholders, employees and agents harmless against any and all liabilities, fines; lawsuits, proceedings, actions, settlements, consent decrees and expenses (including reasonable attorneys fees), which may be asserted against any such party, arising out of the environmental condition, contamination or remediation of the Leased Premises. This indemnification provision applies to, among other things, all matters brought pursuant to any state or federal environmental law, including but not limited to the Comprehensive Environmental Response Compensation and Liability Act, as amended. The provisions of this paragraph shall survive any termination or expiration of this lease.

Section 27. Entire Agreement and Limitation of Warranties:

IT IS EXPRESSLY AGREED BY TENANT, AS A MATERIAL
CONSIDERATION FOR THE EXECUTION OF THIS LEASE, THAT THIS LEASE
IS THE ENTIRE AGREEMENT OF THE PARTIES; THAT THERE ARE, AND
WERE, NO VERBAL REPRESENTATIONS, WARRANTIES, UNDERSTANDINGS,
STIPULATIONS, AGREEMENTS OR PROMISES PERTAING TO THIS LEASE
EXCEPT AS SET FORTH IN THIS LEASE. LANDLORD AND TENANT EXPRESSLY AGREE THAT THERE ARE AND SHALL BE NO IMPLIED WARRANTIES OF MERCHANTABILITY.
HABITABILITY. FITNESS FOR A PARTICULAR PURPOSE OR OF ANY OTHER KIND
ARISING OUT OF THIS LEASE. AND THERE ARE NO WARRANTIES WHICH
EXTEND BEYOND THOSE EXPRESSLY SET FORTH IN THIS LEASE.

Dated:_______________________
LANDLORD:	TENANT:
ALLEN & CAMERON, INC.	INTERNATIONAL CATALYST
/s/	/s/Greg Broderick- 3/19/96
	3/19/96





DESCRIPTION:       LEASE
                   EXHIBIT 10 (r ) (r )





LEASE


This Lease is executed at Houston, Texas, this 30th day of January, 1996 by and between Larry W. Eubanks (the "Landlord"), and International Catalyst, Inc. (the "Tenant").

I.	Description of Premises.

1.01	Landlord hereby leases to Tenant, and Tenant hires from Landlord on the terms, covenants and conditions set forth herein, those premises described in
Exhibit "A", pages l&2, attached hereto (the "Leased Premises").   The Leased
Premises, containing approximately twenty thousand (20,000) square feet, is located at 4313 & 4315 FM2351, Friendswood9 Texas 77546.

2.	Term.

2.01	The term of this Lease shall be for three (3) years commencing on
September 1, 1996, and ending August 31,1999.

3.	Rent.

3.01	Tenant agrees to pay Landlord, at such place as Landlord may designate without deduction, offset, prior notice or demand, and Landlord agrees to accept as rent for the Leased Premises, the total sum of Two Hundred Fifty-Eight Thousand, Nine Hundred Eighty-Four and No/100 Dollars ($258,984.00) in lawful money of the United States, payable in monthly installments of Seven Thousand, One Hundred Ninety-Four and No/1O0 Dollars ($7,194.00) payable in advance on the first day of each month during the term of this Lease. The amount of Seven Thousand, One Hundred Ninety-Four and No/100 Dollars ($7,194.00) is paid herewith to Landlord upon the execution of this Lease, receipt of which is hereby acknowledged, which shall represent the first month's rental.

If the term of this Agreement as heretofore established commences on other than the first day of a month or terminates on other than the last day of a month, then the rental shall be prorated and the installments so prorated shall be paid in advance.

3.02	Tenant has further deposited with Landlord' the sum of Seven Thousand.
and No/100 Dollars ($7,000.00) as security for the full performance of all the provisions of this Lease. If at any time during the term hereof as it may be extended, Tenant shall be in default in payment of rent or any other sum due Landlord as additional rent, Landlord may apply all or a part of the security deposit for such payment. Landlord may also apply all or a part of the deposit to repair damages to the Leased Premises during or upon the termination of the tenancy created by this Lease. In such event Tenant shall, on demand, pay to Landlord a like sum as additional security. If Tenant is not in default at the termination of this Lease, Landlord shall return the deposit to Tenant. Landlord shall not be required to keep this security deposit separate from its general funds, and Tenant shall not be entitled to interest on such deposit.

3.03	Tenant acknowledges that late payment by Tenant to Landlord of rent or other sums due hereunder will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which would be extremely difficult and impractical to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed on Landlord by the terms of any mortgage or trust deed covering the Leased Premises. Therefore, in the event Tenant should fail to pay any installment of rent or any sum due hereunder after such amount is due, Tenant shall pay to Landlord, as additional rent, a late charge equal to five percent (5%) of each such installment or other sum for any rental payment made and accepted more than ten (10) days late. A Fifty and No/1OO Dollars ($50.00) charge will be paid by Tenant to Landlord for each returned check.

4.  Use of Premises.

4.01 The Leased Premises may be used and occupied only for the purpose of industrial servicing of the petro-chemical industry and for no other purpose or purposes, without Landlord's prior written consent. Tenant shall promptly comply with all laws, ordinances, orders and regulations affecting the Leased Premises and their cleanliness, safety, occupation and use. Tenant shall not do or permit anything to be done in or about the Leased Premises, or bring or keep anything in the Leased Premises that will in any way increase the fire or hazard insurance upon the Leased Premises. Tenant will not perform any act or carry on any practices that may injure the Leased Premises or be a nuisance or menace to tenants of adjoining premises. Tenant shall not cause, maintain or permit any outside storage on or about the Leased Premises except within the confines of fenced areas or outside storage areas as provided by the Landlord, if any.

5. Utlilities

5.01 Tenant shall pay for all water, gas, heat, light, power, sewer and all other service metered or chargeable to the Leased Premises. Tenant shall pay for all telephone and other such services for the Leased Premises as Tenant shall contract for.

6. Acceptance of Premises

6.01 By entry into possession of the Leased Premises, Tenant will acknowledge that it has examined the Leased Premises and accepts the same as being in the condition called for by this Agreement. In the event the building should not be completed or ready for occupancy by the commencement date for any reason, Landlord shall not be liable or responsible for any claims, demands or liabilities in connection therewith or by reason thereof. This Agreement shall be effective only from the time the Leased Premises are ready for occupancy, which date shall be the revised commencement date of the Lease.
In such event, rental under this Agreement shall not commence until said revised commencement date, and the stated term in this Agreement shall commence and the expiration date extended so as to give effect to the full stated term.
r picket lines.

7. Alterations, Mechanic's Liens.

7.01 Alterations may not be made to the Leased Premises without prior written consent of Landlord, which consent shall not be unreasonably withheld, and any alterations of the Leased Premises excepting movable furniture and trade fixtures shall become part of the realty and belong to the Landlord.

7.02 Should Tenant desire to alter the Leased Premises and Landlord gives written consent to such alterations, at Tenant's option, Tenant shall contract with a contractor approved by Landlord for the construction of such alterations, or Landlord will make the required alterations and the rental increased at a mutually agreeable rate.

7.03 Notwithstanding anything in Paragraph 7.02 above, Tenant may, upon written consent of Landlord, install trade fixtures, machinery or other trade equipment in conformance with the ordinances of the applicable city and county, and the same may be removed upon the termination of this Lease provided Tenant shall not be in default under any of the terms and conditions of this Lease, and the Leased Premises are not damaged by such removal.
Tenant shall return to Tenant, reasonable wear and tear excepted. Tenant shall keep the Leased Premises and property surrounding the Leased Premises free from any liens arising out of any work performed for, materials furnished to, or obligations incurred by Tenant. All such work, provided for above, shall be done at such times and in such manner as Landlord may from time to time designate. Tenant shall give Landlord written notice five (5) days prior to employing any laborer or contractor to perform work resulting in an alteration of the Leased Premises so that Landlord may post a notice of non-responsibility.

8. Waste and Quiet Conduct.

8.01 Tenant shall not commit or suffer any waste upon the Leased Premises or any nuisance or other act or thing which may disturb the quiet enjoyment of any other tenant in the building.

9. Insurance Hazards.

9.01 No use shall be made or permitted to be made of the Leased Premises or any part thereof, nor acts done, which will increase the existing rate of insurance upon the building or cause the cancellation of any insurance policy covering the building, or any part thereof, nor shall Tenant sell or permit to be kept, used, or sold, in or about the Leased Premises any articles which may be prohibited by the standard form of fire insurance policies. Tenant shall, at its sole cost and expense, comply with any and all requirements pertaining to the Leased Premises, of any insurance organization or company, necessary for the maintenance of reasonable fire and public liability insurance, covering the Leased Premises and appurtenances. Tenant agrees to pay to Landlord as additional rent, any increase in premiums on policies which may be carried by Landlord on the Leased Premises covering damages to the Leased Premises and loss of rent caused by fire and the perils normally included in extended coverage above the rates for the least hazardous type of occupancy for industrial, warehousing, office and distribution operations.

9.02
All personal property in the Leased Premises, fixtures and equipment installed by Tenant shall be at the sole risk of Tenant. Tenant shall maintain in full force and effect on all of its fixtures and equipment in the Leased Premises, including, without limitation, its mechanical equipment, such as computer hardware and building air conditioning and heating equipment, and office furnishings, such as computer software, office furniture, typewriter and word processing equipment, a policy or policies of fire and extended coverage insurance, including insurance covering, without limitation, loss by theft, with standard coverage endorsement to the extent of at least Eighty percent (80%) of their insurable value. During the term of this Lease the proceeds from any such policy or policies shall be used for the repairing or replacement of the fixtures and equipment so insured. Landlord shall have no interest in the insurance upon Tenant's equipment and trade fixtures and will sign all documents necessary or proper in connection with the settlement of any claim or loss by Tenant. It is agreed and understood that Landlord will not carry insurance on Tenant's possessions. Tenant shall furnish Landlord with a certificate of such policy and whenever required shall satisfy Landlord that such policy is in full force and effect within thirty (30) days of the commencement of this Lease. All fire and extended coverage insurance, theft insurance, boiler insurance, and other insurance carried by Landlord or Tenant covering losses arising out of destruction or damage to the Leased Premises or its contents shall provide for a waiver of rights of subrogation against Landlord and Tenant on the part of the insurance carrier.

9.03 Tenant shall pay to Landlord upon demand as additional rent, that portion of insurance premiums in excess of insurance premiums for the fiscal year in which the Lease term commences. Tenant's liability shall be an equitable proportion of the insurance premiums for all of the land and improvements included within the parcel containing the Leased Premises, such proportion to be determined based upon the percentage which the square footage of the Leased Premises bears to the total square footage of buildings located on the land. The base year of this Lease is Calendar Year 1992. Such additional rental shall be payable to Landlord on or before sixty (60) days from the date of Tenant's receipt of Landlord's request for such payment.

10. Liability Insurance.

10.1 Tenant, at its own expense, shall provide and keep in force with companies acceptable to Landlord, public liability insurance for the benefit of the Landlord and Tenant jointly against liability for bodily injury and property damage in the amount of not less than Five Hundred Thousand and No/100 Dollars ($500,000.00) in respect to injuries to or death of more than one person in any one occurrence, and in the amount of not less than One Hundred Thousand and No/100 Dollars ($100,000.00) per occurrence in respect to damage to property, such limits to be for any greater amounts as may be reasonably indicated by circumstances from time to time existing. Tenant shall furnish Landlord with a certificate of such policy within thirty (30) days of the commencement date of this Lease and whenever required shall satisfy Landlord that such policy is in full force and effect. Such policy shall name Landlord as an additional insured and shall be primary and non-contributing with any insurance carried by Landlord. The policy shall further provide that it shall not be cancelled or altered without twenty (20) days prior written notice to Landlord. If Tenant should fail to comply with the foregoing requirements relating to insurance, Landlord may obtain such insurance and Tenant shall pay Landlord, on demand, as additional rent hereunder, the premium cost thereof plus interest at the highest rate allowed by applicable law of the State of Texas or the United States of America from the date of payment by Landlord until repaid by Tenant.

11. Indemnification by Tenant.

11.01 Tenant shall indemnify, defend and hold harmless Landlord against and from any and all claims arising from Tenant's use of the Leased Premises or the conduct of its business or from any activity, work, or thing done, permitted or suffered by the Tenant in or about the Leased Premises and shall further indemnify, defend and hold harmless Landlord against and from any and all claims arising from any breach or default in the performance of any obligation on Tenant's part to be performed under the terms of this Lease, or arising from any act, neglect, fault, or omission of the Tenant, or its agents or employees, and from and against all costs, attorney's fees, expenses and liabilities incurred in or about such claims or any action or proceeding brought thereof and in case any action or proceeding be brought against Landlord by reason of any such claim, Tenant, upon notice from Landlord, shall defend same at Tenant's expense and retain counsel reasonably satisfactory to Landlord. Provided that the liability hereafter described does not result from acts or omissions of Landlord or its agents or employees, Tenant, as a material part of the consideration to Landlord, hereby assumes all risk of damage to property or injury to persons in or about the Leased Premises from any cause whatsoever except that which is caused by the failure of Landlord to observe any of the terms and conditions of this Lease and such failure has persisted for an unreasonable period of time after written notice to Landlord by Tenant of such failure, and Tenant hereby waives all claims in respect thereof against Landlord. The obligations of Tenant under this section arising by reason of any occurrence taking place during the term of this Lease shall survive any termination of this Lease.

12. Waiver of Claims.

12.01 Except when gross and/or criminal negligence can be proven on the part of the Landlord, Tenant, as a material part of the consideration to be rendered to Landlord, hereby waives all claims against Landlord for damages to goods, wares and merchandise in, upon or about the Leased Premises and for injury to Tenant, its agents, employees, invites, or third persons in or about the Leased Premises from any cause arising at any time. Landlord and Landlord's agents and employees shall not be liable to Tenant for any injury to person or damage to property sustained by Tenant or any person claiming through Tenant resulting from any accident or occurrence in the Leased Premises or other portions of the business park, including but not limited to injury or damage caused by the Leased Premises or any other portions of the business park growing out of repair or by defect in or failure of equipment, pipes or wiring, or by broken glass, or by the backing up of drains, or by gas, water, steam, electricity, or oil leaking, escaping or flowing into the Leased Premises (except where due to Landlord's failure to make repairs required to be made hereunder, after the expiration of a reasonable time after written notice to Landlord of the need for such repairs), nor shall Landlord be liable to Tenant for any loss or damage that may be occasioned by or through the acts or omissions of other tenants of the business park or of any other person whatsoever, nor shall Landlord be liable to Tenant or other persons due to damage or injury caused by fire, wind, storm, hail, explosion, theft, burglary, riot, civil commotion, war, or act of public enemy, aircraft, land vehicles, sabotage, strikes or picket lines.

13.	Repairs.

13.01	Tenant shall, at its sole cost, keep and maintain the Leased Premises, appurtenances, equipment, facilities and amenities, and every part of the Leased Premises (excepting exterior walls and roofs which Landlord agrees to repair), including windows and skylights, doors, alarm systems, elevators, and the interior of the Leased Premises, in good and sanitary order, condition and repair. Tenant shall, at its sole cost, keep and maintain all utilities, fixtures and mechanical equipment used by Tenant in good order, condition and repair and furnish all expendables (light bulbs, paper goods, soap, etc.) used in the Leased Premises during the term or extended term of the Lease. Tenant shall provide its own maintenance, inspection and servicing personnel at its sole cost and expense. If any repairs required to be made by the Tenant hereunder are not made within sixty (60) days after written notice delivered to Tenant by Landlord, Landlord may, at its option, make such repairs, and Tenant shall pay to Landlord upon demand as additional rental hereunder the cost of such repairs plus interest at the highest rate allowed by applicable laws of the State of Texas and the United States of America from the date of payment by Landlord until repaid by Tenant. At the expiration of this Lease, Tenant shall surrender the premises, including all improvements located thereon (except as otherwise provided in Section 7.03)
in good condition, reasonable wear and tear and loss by fire or other casualty covered by Landlord's insurance excepted. Landlord agrees to afford Tenant the benefit of any guaranties and warranties of third parties, if any, which may be applicable to heating and air conditioning equipment and other machinery and equipment, if any, installed by Landlord in the Leased Premises.
      14.	Auctions Signs Landscaping.

14.01	Tenant shall not conduct or permit to be conducted any sale by auction on the Leased Premises. Landlord shall have the right to control landscaping and approve the placing of signs and the size and quality of the same.
Tenant shall make no alterations or additions to the Leased Premises of landscaping and shall place no exterior signs on the Leased Premises without the prior written consent of Landlord. Any signs not in conformity with this Lease may be immediately removed and destroyed by Landlord.

15.	Entry by Landlord.

			15.01	Tenant shall permit Landlord and Landlord's agents to enter the
Leased Premises at all reasonable times for the purpose of inspecting the same or for the purpose of maintaining the building, or for the purpose of making repairs, alterations, or additions to any portion of the building, including the erection and maintenance of such scaffolding, canopies, fences, and props as may be required, or for the purpose of posting notices of non-responsibility for alterations, additions, or repairs, or for the purpose of showing the premises to prospective tenants during the last six (6) months of this Lease, or placing upon the building any usual or ordinary "for sale"
signs, without any rebate or without any liability to Tenant for any loss of occupation or quiet enjoyment of the Leased Premises thereby occasioned; and
shall permit Landlord at any time within thirty (30) days prior to the expiration of this Lease, to place upon the Leased Premises any usual or ordinary "to let" or "to lease" signs.

16.  Taxes.

16.01	Tenant shall pay, before delinquency, any and all taxes, assessments, license fees, and public charges levied, assessed or imposed and which become payable during the Lease upon Tenant's fixtures, furniture, appliances and personal property installed or located in the Leased Premises.

			16.02	Tenant shall pay to Landlord, upon demand, as additional rent, that portion of all real estate taxes assessed during the term of this Lease in excess of the real estate taxes assessed for the Calendar Years following the base year as stated in Section 9.03 of this Lease.

Tenant's liability shall be an equitable proportion to be determined by Landland from the valuations assigned by the Assessor based upon the percentage which the square footage of the Leased Premises bears to the total square footage of buildings located on the land. Such additional rental shall be payable to Landlord on or before sixty (60) days from the date Tenant's receipt of Landlord's request for such payment.

17. Abandonment.

17.01 Tenant shall not vacate nor abandon the Leased Premises at any time during the term of this Lease, nor permit the Leased Premises to remain unoccupied for a period longer than fifteen (15) consecutive days during the term of this Lease; and if Tenant shall abandon, vacate or surrender the Leased Premises, or be dispossessed by process of law, or otherwise, any personal property belonging to Tenant and left on the Leased Premises shall, at the option of Landlord, be deemed abandoned.

18. Destruction

18.01 In the event of (a) a partial destruction of the Leased Premises or the building during the Leased term which requires repairs to the Leased Premises not caused by the fault of Tenant, its agents, representatives or employees, or (b) the Leased Premises being declared unsafe or unfit for occupancy by any authorized public authority for any reason other than Tenant's act or an act of Tenant's agents, representatives or employees, use or occupation which declaration requires repairs to either the Leased Premises, Landlord shall forthwith make repairs, provided repairs can be made within sixty (60) days under the laws and regulations of authorized public authorities, but partial destruction (including any destruction necessary in order to make repairs requires by any declaration) shall in no wise annul or void this Lease, except that Tenant shall be entitled to a proportionate reduction of rent while such repairs are being made. The proportionate reduction is to be based upon the extent to which the making of repairs shall interfere with the business carried on by Tenant in the Leased Premises. In making repairs Landlord shall be obligated to replace only such glazed as shall have been damaged by fire and other damaged glazed shall be replaced by Tenant. If repairs cannot be made within sixty (60) days, Landlord may, at its option, make same within reasonable time, this Lease continuing in full force and effect and the rent to be proportionately abated, as in this Paragraph provided. In the event that Landlord does not so elect to make repairs which cannot be made within sixty (60) days, or repairs cannot be made under current laws and regulations, this Lease may be terminated at the option of either party. A total destruction (including any destruction required by any authorized public authority) of the Leased Premises shall bear the cost of such arbitrator and the three arbitrators so selected shall hear and determine the controversy and their decision thereon shall be final and binding on both Landlord and Tenant who shall be borne equally by Landlord and Tenant. Tenant waives any right under applicable laws inconsistent with the terms of this Paragraph and in the event of a destruction agrees to accept any offer by Landlord to provide Tenant with comparable space within the project in which the Leased Premises are located on the same terms as this Lease.

19. Assignment and Subletting.

  19.01 Without Landlord's consent, Tenant shall not assign, mortgage or hypothecate this Lease, or any interest in this Lease, or permit the use of the Leased Premises by any person or persons other than Tenant, or sublet the Leased Premises, or any part of the Leased Premises. Landlord shall not unreasonably withold such consent. Any transfer of this Lease from Tenant by merger, consolidation, or liquidation shall constitute an assignment for purposes of this Lease. Any attempted assignment or subletting without Landlord's consent shall void and shall, at the option of the Landlord, terminate this Lease. Consent by Landlord to any assignment or subletting shall not release Tenant from its primary liability under this Lease, and Landlord's consent to one assignment, subletting or occupation or use by other parties shall not be deemed a consent to other, subsequent subleases or assignments or occupation or use by other parties.

		19.02	Landlord shall have the right to transfer and assign, either in whole or in part, all its rights and obligations under this Agreement and in the
Leased Premises.  Such assignments may be made either to a corporation, trust company, partnership, limited partnership, individual or group of individuals, and howsoever made are recognized or will be recognized by
Tenant and are or will be fully binding upon it. In the event of the transfer and assignment by Landlord of his interest in this Lease and in the Leased
Premises to a person assuming the Landlord's obligations under this Lease,
Landlord shall thereby be released from any further responsibility hereunder, and Tenant agrees to look soley to such successor in the interest of the
Landlord for performance of such obligations.  Any security given by Tenant to Landlord to secure performance of Tenant's obligations hereunder may be assigned and transferred by Landlord to such successor in interest of
Landlord; and, upon acknowledgment by such successor of receipt of such security and its express assumption of the obligation to account to Tenant for such security in accordance with the terms of this Lease, Landlord shall thereby be discharged of any further obligations relating thereto.

		19.03	Tenant shall not mortgage, pledge or otherwise encumber its interest in this Lease or in the Leased Premises nor may such interest be transferred by operation of law.

20.	Insolvency of Tenant.

20.01	Either (a) the appointment of a receiver to take possession of all or substantially all of the assets of Tenant, or (b) a general assignment by Tenant for the benefit of creditors, or (c) any action taken or suffered by Tenant under any insolvency or bankruptcy act, constitutes a breach of this Lease by Tenant, and Landlord may at its election without notice, terminate this Lease and in that event be entitled to immediate possession of the Leased Premises and damages as provided below.

21.	Breach by Tenant.

21.01	In the event of a default, Landlord, besides other rights or remedies that it may have, shall have the right, but not the obligation, to either terminate this Lease or from time to time, without terminating this Lease, relet the Leased Premises or any part thereof for the account and in the name of Tenant or otherwise, for any such term or terms and conditions as Landlord in its sole discretion may deem advisable with the right to make alterations and repairs to the Leased Premises. Tenant shall pay to Landlord as soon as ascertained, the costs and expenses incurred by Landlord in such reletting or in making such alterations and repairs. Rentals received by Landlord from such reletting shall be applied: First, to the payment of any indebtedness, other than rent, due hereunder from Tenant to Landlord; Second, to the payment of the cost of any alterations and repairs to the Leased Premises necessary to return the Leased Premises to good condition, normal wear and tear excepted, for uses permitted by this Leased and the cost of storing any of Tenant's property left on the Leased Premises at the time of reletting; Third, to the payment of rent due and unpaid hereunder and the residue, if any, shall be held by Landlord and applied in payment of future rent or damages in the event of termination as the same may become due and payable hereunder and the balance, if any, at the end of the term of this Lease shall be paid to Tenant. Should such rentals received from time to time from such reletting during any month be less than that agreed to be paid during that month by Tenant hereunder, the Tenant shall pay such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. The following events shall be deemed to be the events of default by Tenant under this Lease:

(1)	Tenant shall fail to pay any installment of rent hereby reserved and such failure shall continue for a period of ten (10) days following notification of such delinquency.

(2)	Tenant shall fail to comply with any term, provision, or covenant of this
Lease, other than the payment of rent, and shall not cure failure within fifteen (15) days after written notice thereof to Tenant.

(3)	Tenant or any guarantor of Tenant's obligations under this Lease shall file a petition under any section or chapter of the National Bankruptcy Act, as amended, or under any similar law or statue of the United States or any state thereof, or Tenant or such guarantor shall be adjudged bankrupt or insolvent in proceedings filed against Tenant or such guarantor thereunder.

(4)	Tenant or any guarantor of Tenant's obligations under this Lease shall become insolvent, or shall make a transfer in fraud of creditors, or shall make an assignment for the benefit of creditors.

(5)	A receiver or trustee shall be appointed for the Leased Premises or for all or substantially all of the assets of Tenant or any guarantor of Tenant's obligations under this Lease.

(6)	Tenant shall desert or vacate any substantial portion of the Leased
Premises.

(7)	Tenant shall do or permit to be done anything which creates a lien upon the Leased Premises.

21.02	No such reletting of the Leased Premises by Landlord shall be construed as an election on its part to terminate this Lease unless a notice of such intention be given to Tenant or unless the termination thereof be decreed by a court of competent jurisdiction. Notwithstanding any such reletting without termination, Landlord may, at any time thereafter, elect to terminate this Lease for such previous breach, provided it has not been cured. Should
Landlord at any time, terminate this Lease for any breach, provided it has not been cured. Should Landlord at any time, terminate this Lease for any breach, in addition to any other remedy it may have, it may recover from Tenant all damages it may incur by reason of such breach, including the cost of recovering the Leases Premises, including (1) all amounts that would have fallen due as rent between the time of termination of this Lease and the time of the judgment, or other award less the proceeds of all reletting and attornments, plus interest on the balance at the maximum rate allowed by applicable law of the State of Texas and the United States of America; and
(2) the amount by which the unpaid rent for the balance of the term exceeds the amount of such rental loss that Tenant proves could be reasonably avoided; (3) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform his obligations under this Lease or which in the ordinary course of things would likely result therefrom, including, without limitation, the cost of altering, renovating decorating the Leased Premises for a new occupant. Nothing in this Lease shall be construed as denying to Landlord the right, in case of breach of this Agreement by Tenant, to treat same as a complete breach and, at its option, immediately sue for the entire breach of the Agreement.

22.	Surrender of Lease Not Merger.

22.01	The voluntary or other surrender of this Lease by Tenant, or a mutual cancellation thereof, shall not work a merger, and shall, at the option of Landlord, terminate all or any existing subleases, and/or subtenancies, or may, at the option of Landlord, operate as an assignment to it of any or all such subleases or subtenancies.

23.	Attorney's Fees/Cancellation Charges.

23.01	In the event of any legal action or proceeding between the parties hereto, reasonable attorney's fees and expenses of the prevailing party in any action or proceeding may be added to the judgment therein. Unless gross and/or criminal negligence can be proven on the part of the Landlord, should Landlord be named as a defendant in any suit brought against Tenant in connection with or arising out of Tenant's occupancy hereunder, Tenant shall pay to Landlord its cost and expenses incurred in such suit, including a reasonable attorney's fee. In addition to the charges provided for in
Section 3 above, Tenant shall pay a charge of Seventy-Five and No/100 Dollars ($75.00) to Landlord for preparation of a demand for delinquent rent.

24.	Condemnation

24.01	If any part of the Leased Premises shall be taken or condemned for a public, quasi-public use, and a part thereof remains which is susceptible of occupation hereunder, this Lease shall, as to the part so taken, terminate as of the date title shall vest in the condemnor, and the rent payable hereunder shall be adjusted so that the Tenant shall be required to pay for the remainder of the term only such portion of such rent as the number of square feet in the part remaining after the condemnation bears to the number of square feet in the entire Leased Premises at the date of condemnation; but in such event Landlord shall have the option to terminate this Lease as of the date when title to the part so condemned vests in the condemnor. If all the Leased Premises, or such part thereof be taken or condemned so that there does not remain a portion satisfactory for Tenant's occupancy hereunder, this Lease shall thereupon terminate. If a part or all of the Leased Premises be taken or condemned, all compensation awarded upon such condemnation or taking shall go to the Landlord and the Tenant shall have no claim thereto, and the Tenant hereby irrevocably assigns and transfers to the Landlord any right to compensation or damages to which the Tenant may be entitled during the term hereof by reason of the condemnation of all, or a part of the Leased
Premises. Any dispute between Lessor and Lessee concerning the provisions of this Paragraph may be submitted to arbitration in accordance with the procedures set forth in Paragraph 18.01.

25.	Notices.

25.01	All notices, statements, demands, requests, consents, approvals, authorizations, offers, agreements, appointments, or designations under this Lease by either party to the other shall be in writing and shall be sufficiently given and served upon the other party, if sent by certified mail, return receipt requested, postage prepaid, and addressed as follows:

To Tenant, addressed to the last known post office address of Tenant or to the Leased Premises.

To Landlord, addressed to Landlord at P. 0 Box 1246 Friendswood, Texas 77549 or to such other place as Landlord may from time to time designate by notice to Tenant.

26.	Waiver.

26.01	The waiver by Landlord of any breach of any term, covenant or condition herein contained shall not be deemed to be a waiver of such term, covenant or condition or any subsequent breach of the same or any other term, covenant or condition herein contained. The subsequent acceptance of rent hereunder by Landlord shall not be deemed to be a waiver of any preceding breach by Tenant of any term, covenant or condition of this Lease, other than the failure of Tenant to pay the particular rental so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such rent.

27.	Effect of Holding Over.

27.01	Tenant agrees to yield up and surrender to Landlord immediate possession of the Leased Premises and all keys thereto as well as provide Landlord with an explanation of the combination and operation of all non-key locks in the Leased Premises at the expiration of this Agreement by lapse of time or otherwise. The Leased Premises shall be in as good a condition as when received by Tenant, ordinary wear and tear excepted. In the event Tenant remains in possession of the Leased Premises after the expiration of this Lease and without the execution of a new Lease, it shall be deemed to be occupying and premises as a tenant from month-to-month at double rental and otherwise subject to all the conditions, provisions and obligations of this Lease insofar as the same are applicable to a month-to-month tenancy. Tenant shall be liable to Landlord for all loss or damage on account of any such holding over against Landlord's will after the termination of this Lease, whether such loss or damage may be contemplated at this time or not.

28.	Expansion Clause.

28.01	If during the term of this Lease, Tenant executes a lease for space of a size larger than the present Leased Premises within any development owned by Landlord, this Lease shall be terminated upon execution of the lease for substitute space.

29.  Subordination.

	29.01	This Lease, at Landlord's option, shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation for security now or hereafter placed upon the real property of which the premises are a part and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof.  In the event of enforcement by the trustee or beneficiary under a mortgage of deed of trust to which the Leased Premises are subject of the remedies provided by law or in such mortgage or deed of trust, Tenant will, upon request of any person or party succeeding to the interest of Landlord as a result of such enforcement, automatically become the Tenant of such successor-in-interest without change in the terms or other provisions of the Lease.

		29.02	Tenant agrees to execute any and all documents required to effectuate such subordination or to make this Lease prior to the lien of any ground lease, mortgage or deed of trust, as the case may be, and failing to do so within ten (10) days after written demand, does hereby make, constitute and irrevocably appoint Landlord as Tenant's attorney-in-fact and in Tenant's name, place and stead, to do so, without subjecting the Landlord to any liability of any kind.

		29.03	Tenant shall, and may peacefully have, hold and enjoy the Leased
Premises, subject to the other terms hereof, provided that Tenant pays the rental herein recited and performs all of Tenant's covenants and agreements herein contained. It is understood and agreed that this covenant and any and all other covenants of Landlord contained in this Lease shall be binding upon
Landlord and its successors only with respect to breaches occurring during its and their respective ownerships of the Landlord's interest hereunder.  In addition, excepting in any case where gross and/or criminal negligance can be proven, Tenant specifically agrees to look solely to Landlord's interest in the Leased Premises and business park for the recovery of any judgment from
Landlord it being agreed that Landlord or its successors shall never be liable for any such judgment from any of its assets or funds other than those set forth herein. The provision contained in the foregoing sentence is not intended to, and shall not, limit any right that Tenant might otherwise have to obtain injunctive relief against Landlord or Landlord's successors-in-
interest, or any other action not involving the liability of Landlord to respond in monetary damages from assets other than Landlord's interest in the
Leased Premises or business park, or any suit or action in connection with enforcement or collection of amounts which may become owing or payable under or on account of insurance maintained by Landlord.

30.	Landlord's Lien.

		30.01	In addition to the statutory landlord's lien, Landlord shall have, at all times, and Tenant hereby grants to Landlord, a security interest under the Uniform Commercial Code as adopted in Texas as now set forth or as hereafter amended, to secure payment of all rentals and other sums of money becoming due hereunder from Tenant, and to secure payment of any damages or loss which Landlord may suffer by reason of the breach by Tenant of any covenant, agreement or condition contained herein.  Said security interest shall be in all goods, wares, equipment, fixtures, furniture, improvements and other personal property of Tenant presently, or which may hereafter be situated on the Leased Premises, and all proceeds therefrom and such property shall not be removed therefrom without the consent of Landlord until all arrearages in rent as well as any and all sums of money then due to Landlord hereunder shall first have been paid and discharged and all the covenants, agreements and conditions hereof have been fully complied with and performed by Tenant. Upon the occurrence of an event of default by Tenant, Landlord may, in addition to any other remedies provided herein or by law, enter upon the
Leased Premises and take possession of any and all goods, wares, equipment, fixtures, furniture, improvements and other personal property of Tenant situated on the premises, without liability for trespass or conversion, and sell the same at private or public sale, with or without having such property at the sale, after giving Tenant reasonable notice of the time and place of any public sale or of the time after which any private sale is to be made.
Unless otherwise required by law, and without intending to exclude any other manner of giving Tenant reasonable notice, the requirement of reasonable notice to Tenant of a private sale shall be met if such notice is given in the manner prescribed in Article 25 of this Lease at least ten (10) days before the time of sale, Tenant agreeing that such notice affords Tenant sufficient opportunity prior to sale to obtain a hearing if desired by
Tenant. Any public sale made under this Article shall be deemed to have been conducted in a commercially reasonable manner if held in the Leased Premises or where the property is located, after the time, place and method of sale and a general description of the type of property to be sold have been advertised in a daily newspaper published in Houston, Texas, for  five (5)
consecutive days before the date of the sale. Landlord or his assigns may purchase at a public sale, and unless prohibited by law, at a private sale.
The proceeds from any disposition dealt with in this Article, less any and all expenses connected with the taking of possession, holding and selling of the property (including reasonable attorney's fees and legal expenses) shall be applied as a credit against the indebtedness secured by the security interest granted in this Section. Any surplus shall be paid to Tenant or as otherwise required by law; Tenant shall pay any deficiencies forthwith.  Upon request by Landlord, Tenant agrees to execute and deliver to Landlord a financing statement in form sufficient to perfect the security interest of
Landlord in the aforementioned property and proceeds thereof under the provisions of the Uniform Commercial Code in force in the State of Texas. The statutory lien for rent is not hereby waived, the security interest herein granted being in addition and supplementary thereto.

31.	Miscellaneous Provisions.

		31.01	Nothing herein contained shall be deemed or construed by the parties hereto nor by any third party, as creating the relationship of principal and agent or of partnership or joint venture between the parties hereto, it being understood and agreed that neither the method of computation of rent, nor any other provision contained herein, nor any acts of the parties hereto, shall be deemed to create any relationship between the parties hereto other than the relationship of Landlord and Tenant.

		31.02	The captions used in this Lease are for the convenience only and do not in any way limit or amplify the terms and provisions hereof.

		31.03	One or more waivers of any covenant, term or condition of this Lease by either party shall not be construed as a waiver of subsequent breach of same covenant, term or condition. The consent or approval by either party to or of any act by the other party requiring such consent or approval shall not be deemed to waive or render unnecessary consent to or approval of any subsequent act.

		31.04	Whenever a period of time is herein prescribed for action to be taken by Landlord, Landlord shall not be liable or responsible for, and there shall be excluded from the computation of any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations, or restrictions or any other causes of any kind whatsoever which are beyond the reasonable control of Landlord.

31.05 All obligations of Landlord and Tenant under the terms of this Lease shall be payable and performed in Harris County, Texas.

		31.06	Words of any gender used in this Lease shall be held and construed to include any gender and words in the singular number shall be held to include the plural, unless the context otherwise requires.

		31.07	This Lease contains the entire agreement between the parties, and no agreement shall be effective to change, modify or terminate this Lease in whole or in part unless such agreement is in writing and duly signed by the party against whom enforcement of such change, modification or termination is sought.

		31.08   Tenant agrees that it will, from time to time, upon request by
Landlord, execute and deliver to Landlord a statement in form certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as so modified), further stating the dates to which rent and other charges payable under this
Lease have been paid, and also stating what defenses there are, if any, for any non-payment of rent. Tenant further agrees to execute such documents or agreements as may be required by Seller's mortgage in connecition with
Seller's financing.

		31.09	The laws of the State of Texas shall govern the interpretation, validity, performance, and enforcement of this Lease. If any provision of this Lease should be held to be invalid or unenforceable, the validity and enforceability of the remaining provisions of this Lease shall not be affected thereby.

		31.10	The terms, provisions and covenants contained in this Lease shall apply to, inure to the benefit of and be binding upon the parties hereto and their respective heirs, successors-in-interest and legal representatives except as otherwise herein expressly provided. All rights, powers, privileges, immunities and duties of Landlord under this Lease, including but not limited to, any notices required or permitted to be delivered by Landlord to Tenant hereunder, may, at Landlord's option to be exercised or performed by Landlord's agent or attorney.

		31.11	In the event that the Landlord shall make any expenditures for which the Tenant is responsible, or which the Tenant should make, then the amount thereof, together with the maximum interest rate allowed by applicable laws of the State of Texas and the United States of America, and costs, may at the
Landlord's election, be added to and be deemed a part of the installment of rent next falling due.

		31.12	Tenant agrees that all employees employed by it and associated with its business shall use the area for parking to be designated by Landlord.

		31.13	Tenant's right of possession under this Lease is expressly contingent upon the continued timely payment of rent hereunder.

		31.14	All rights and remedies expressly provided for in this Agreement for
Landlord's protection shall be cumulative of any other rights and remedies provided by law.

32.	Special Provisions.

		32.01	Special provisions of this Lease numbered ---- through ---- are attached hereto and made a part hereof If none, so state in the following space:  none.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the day and year first above written. Individuals signing on behalf of a principal warrant that they have the authority to bind their principals.

THIS LEASE IS SUBJECT TO ACCEPTANCE BY LANDLORD.

LANDLORD	TENANT
/s/Larry W. Eubanks	/s/Jan Kouri
Larry W. Eubanks	International Catalyst, Inc.
	Jan  Kouri, Vice President
	General Manager