Form 10-K/A
period 1995-12-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1996-04-29
CIK 796960

SECURITIES AND EXCHANGE COMMISSION

                               	Washington, D.C. 20549

                                        	FORM 10-K/A    NO. 1
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

	                    		Common Stock, $.0001 Par Value


                                Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                          (Registrant)

                               By: /s/ J. Daniel Bell
                                    J. Daniel Bell, President and
                                                        Director







                            	PART III


Item 10.	  Directors and Executive Officers of the Registrant

The officers and directors of the Company are as follows:

	Name                 Age           Position

	J. Daniel Bell        51     President and Director
	Alfred O. Brehmer     81     Secretary-Treasurer and Director

J. Daniel Bell was named President and a Director of the Company in December 1992. He has served as Chairman of the Board of Directors of IST, the majority shareholder of the Company, since IST's inception in 1989, and previously served as IST's Vice President and President from 1989 until September 1993. Since September 1993, he has pursued opportunities as a
private investor.   He has also served as a director of AEC since its
inception and has served as Chairman of the Board and Treasurer of AEC since 1988. Mr. Bell became a director of Incat upon AEC's acquisition of that corporation in August 1988. From 1982 to 1989 Mr. Bell had been engaged in independent business consultant, specializing in consulting to the energy industry. Mr. Bell attended Texas A & M University and received a degree in economics and marketing from LaMar University.

Alfred O. Brehmer has served as Secretary-Treasurer and a director of the Company since its inception in 1986. Mr. Brehmer has been self-employed as an independent accountant specializing in the preparation of income tax returns for individuals, corporations, partnerships and fiduciaries since 1952. In 1980 Mr. Brehmer formed AAA Accounting Services, Inc., a Colorado corporation, which offers bookkeeping services on behalf of its various clients. Mr. Brehmer has been an officer, director and sole shareholder of this entity since its inception.

The Company's directors serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The officers of the Company are elected by the Board of Directors to serve in their respective offices until their successors are duly elected. The Company has no standing audit, nominating or compensation committee.

There are no current nominees to be considered for election to the Board of Directors. The Company anticipates that it will be considering potential nominees to restore the number of directors to three and perhaps to expand the number of directors to five. These nominees may be from Company management, members of IST's Board of Directors or management, or other individuals who are not affiliated with the Company or IST.

The following table sets forth certain information with respect to persons who have significant positions with the Company's subsidiaries.

	Name            	Age	     Position

J. Daniel Bell	    51      Chairman of the Board, Director and Treasurer of
                              AEC; and Director of Incat

Craig E. Bowman   	54     	President and Director of Incat

Victor L. Kearns  	65     	Vice President and Director of AEC;
                              Vice President, Treasurer and Director of Incat

Mark M. King      	36     	President and Director of AEC; and Director of Incat

Jan Kouri	         41     	Vice President and General Manager of Incat

Gary L. Schmitt   	52     	Director of AEC, Vice President of AEC and Incat

Craig E. Bowman has been President and a director of Incat, of which he was a founder, since 1982. He served as a director of AEC from August 1988, the time of the acquisition by AEC of Incat, until he resigned from this position in February 1994. From 1980 to 1982 Mr. Bowman served first as Regional Manager of Serv-Rigs Inc., where he was responsible for marketing and operation of that company's drilling rig business, and then as General
Manager of Universal Engineering, an industrial service company. From 1968 to 1980 he served in a variety of capacities with Browning Ferris Industries - Chemical Services, Inc., where his final position was as Vice President and Manager of chemical waste systems. In addition, Mr. Bowman serves as a director of IST and since May 1993, has been serving as President of Piping Companies, Inc., an indirect wholly owned subsidiary of IST, which provides specialized welding and mechanical services to chemical and petrochemical refineries.

Victor L. Kearns has been a director, officer and employee of Incat, which he co-founded, since 1982, except from April to August 1993, when he was an employee of IST. He became a director of AEC in August 1988 upon AEC's acquisition of Incat, and was elected to serve as a Vice President of AEC in September 1988. During 1982 Mr. Kearns served as the District Manager of Universal Engineering, an industrial service company involved in the transportation and disposal of hazardous waste. In 1981 Mr. Kearns was Regional Maintenance and Safety Manager of Serv-Rigs, Inc., where he was responsible for maintenance on several projects. From 1976 to 1979 Mr. Kearns was a District Manager of Browning Ferris Industries, Inc. where he had responsibility for equipment, facilities and personnel.


Mark M. King served as President and subsequently as Executive Vice-President of IST from 1989 until September 1993. He has served continuously as a director of IST since its inception in 1989. He has served as President and a director of AEC since June 1988. He was elected a director of Incat in 1988 upon AEC's acquisition of Incat. Mr. King previously served as a consultant to Van Allan Capital Corp., an investment banking firm involved in financing private placement investments. He was a founder and managing director of Telephone Asset Management Corporation, a private company specializing in leverage acquisitions. In 1987, Mr. King co-founded the Cadmus Group, Ltd., a New York based merchant banking firm specializing in leveraged acquisitions of middle market companies; however, Mr. King resigned his position as managing partner in December 1987. Mr. King served as a Vice President for LM Capital Corporation, an investment firm, from September 1994 until he resigned in January 1996. He has subsequently formed and is now Managing Director of KR Capital Corporation, a merchant banking firm specializing in leveraged acquisitions of middle market companies.

Jan Kouri has served as a Vice President and General Manager of Incat since
February 1995.   Mr. Kouri originally joined Incat in June 1983.  In June
1987,  Mr. Kouri became a Regional manager of Los Angeles and then
Vice President of  Operations in April 1992 .

Gary L. Schmitt became the President of IST in 1993, having served as its Vice President - Chief Financial Officer and a director since 1990. He was elected as Vice President of each of AEC and Incat in December 1992 and a director of AEC in June 1991. For the two years prior to joining IST in 1990, he was Chief Executive Officer and Executive Vice President of Finance of
Van Schaak & Company, a real estate and financial services company. For the two years prior thereto, he was the Chief Financial Officer of U. S. Recycling Industries, Inc., a large international recycling joint venture. From 1966 to 1984, Mr. Schmitt was in public accounting and was an audit partner of Touche Ross & Company in Denver, Colorado.

Messrs. Bowman and Kearns were originally elected directors of AEC in accordance with the provisions of the Stock Purchase Agreement among AEC and all the shareholders of Incat. Messrs. Bell and King were elected directors of Incat also pursuant to the Stock Purchase Agreement. The Stock Purchase Agreement provided that the Boards of Directors of Incat and AEC would each consist of five persons, of whom two would be designated by AEC, two would be designated by the former shareholders of Incat and one would be designated by AEC and approved by the former shareholders of Incat. Mr. Bowman resigned as a director of AEC in February, 1994. None of the individuals named above has an employment agreement with the Company.

There are no family relationships among the directors, officers and significant employees of the Company except that J. Daniel Bell and Mark M. King are brothers-in-law.


Item 11.  	Executive Compensation

     Cash Compensation

The following table sets forth information concerning the compensation paid by the Company and its subsidiaries during the Company's fiscal years ended December 31, 1995 and 1994, and the nine month period ended December 31, 1993 to the chief executive officers of the Company and Incat, its sole operating subsidiary. Because Mr. Bowman divides his time between Incat and an affiliated entity, optional supplemental information regarding the compensation paid to Jan Kouri for the years ended December 31, 1995 and 1994 and to Robert E. Stroup for the nine months ended December 31, 1993 is
provided.   Mr. Stroup resigned as Vice President and General Manager in June
1994.

                      SUMMARY COMPENSATION TABLE
Annual Compensation:
(a)                     (b)       (c)          (d)            (e)
Name and
Principal               Period                              Other Annual
Position          	     Ended    	Salary        Bonus        Compensation
                                   ($)           ($)              ($)
J. Daniel Bell          12/95      -0-           -0-	             -0-
President of	           12/94      -0-           -0-	             -0-
the Company	            12/93   	  -0-	          -0-	             -0-

Craig E. Bowman         12/95   	$ 36,000       $ 409	            -0-
President of            12/94   	$ 36,000        -0-	             -0-
   Incat                12/93   	$ 45,728        -0-	             -0-

Supplemental Information (3):

Jan Kouri               12/95   	$ 83,853      $1,025	           -0-
Vice President          12/94   	$ 77,450       -0-	             -0-
 of Incat                N/A       ---          ---	             ---

Robert Stroup            N/A       ---          ---              ---
Vice President          12/94    $ 83,000       -0-              -0-
 of Incat               12/93    $ 63,888       -0-              -0-

Long Term Compensation:

                              	Awards                  Payouts
(a)                   (b) 	      (f)      	 (g)           (h)          (i)
Name and	                  	Restricted                                 All
Principal            Period    Stock       Options/    LTIP          Other
Position             Ended   	Award(s)     SARS        Payouts   Compensation
                   	            ($)         (#)          ($)          ($)
J. Daniel Bell       12/95     -0-          -0-          -0-          -0-
President of the     12/94     -0-          -0-          -0-          -0-
 Company	            12/93     -0-          -0-          -0-       $20,000(1)

Craig  E. Bowman     12/95     -0-          -0-          -0-          -0-
President of         12/94     -0-          -0-          -0-          -0-
   Incat         	   12/93 	   -0-          -0-          -0-       $ 3,000(2)

Supplemental Information (3):

Jan Kouri           12/95      -0-        	-0-           -0-      $ 5,950(2)
Vice President      12/94   	  -0-         -0-           -0-          -0-
 of Incat            N/A       ---        	---           ---          ---

Robert Stroup        N/A       ---         ---           ---          ---
Vice President      12/94      -0-         -0-           -0-        3,888(2)
   of Incat         12/93      -0-         -0-           -0-      $ 1,002(2)

  (1)  During the nine months ended December 31, 1993, Mr. Bell received a guarantee fee of $20,000 payable in form of 5,000,000 restricted shares of common stock of the Company.  The stock was valued at $.004 per share by the Board of Directors, based on an average of quotations supplied by the
National Daily Quotation Service.  Except for the guarantee fee, Mr. Bell receives no compensation from the Company or its subsidiaries.  He is compensated through a management agreement with IST, which receives
management fees from Incat and other operating subsidiaries of IST.   These
management fees paid by Incat and these other subsidiaries are used to pay IST's operating expenses.  The monthly management fee paid by
Incat to IST  was $8,000 for the nine months ended December 31, 1993 and the year ended December 31, 1994.  Effective October 1995, Incat's monthly management fee to IST increased from $8,000 to $12,000.

(2)  Each of Mr. Bowman, Mr. Kouri  and Mr. Stroup has received a vehicle allowance per year in each of the periods shown, except that the allowance was discontinued for Mr. Bowman in July 1993.  In addition, each of  Mr. Bowman, Mr. Kouri, and Mr. Stroup has been included in employee benefit plans which provide health insurance to employees on the same terms and  conditions as other employees, except that Mr.
Bowman's coverage in these plans was discontinued in July 1993.
Pursuant to Incat's agreements with FINOVA Capital Corporation ("FINOVA"), formerly Greyhound Financial Corporation ("Greyhound"), Incat carried
$500,000 of key man life insurance on Mr. Bowman, the proceeds of which
were assigned to FINOVA.  Effective April 1, 1995,   FINOVA released the
Company from the requirement and an affiliated entity now maintains the policy.

(3)	The supplemental information is not required to be disclosed pursuant to this item because Mr. Bowman, President of Incat, serves as Incat's Chief
Executive Officer.  No employee of the Company earned compensation in excess of $100,000 in 1995.

Since July 1, 1993, Mr. Brehmer has been entitled to receive $500 per month
for services as an officer and director of the Company.   These amounts are
accrued by AES as there are restrictions on Incat's ability to provide funds
to AES.   At December 31, 1995, $15,000 was owed by AES pursuant to this
entitlement.   Also, in July 1993, the Board of Directors of the Company
approved the issuance of 2,000,000 restricted shares of the Company's common stock to Mr. Brehmer for services rendered in 1993. These shares were valued at $.004 per share based on an average of the quotations supplied by the National Daily Quotation Service.

There are no employment agreements between the officers and directors of AES or AEC and these corporations. The officers and directors of these corporations dedicate only such time to these corporations as is necessary
for the conduct of their businesses.   During the year ended December 31,
1995, the officers and directors of AES and AEC devoted less than 10% of their time to its affairs.


During the nine months ended December 31, 1993, Mr. Bowman became an employee both of Incat and of Piping Companies, Inc. ("Piping"), a wholly owned indirect subsidiary of IST.  Incat pays Mr. Bowman only for the time devoted to the business of Incat. Mr. Bowman is presently devoting approximately 25 percent of his time to Incat, and receives from Incat a salary at an annual rate of $36,000. Mr. Bowman no longer receives an automobile allowance from Incat and is no longer covered by the Company's medical plans. He continues to participate in the Company's 401(k) Plan, pursuant to which he received contributions from Incat of $810 for the fiscal year ended December 31, 1994,
and $3,000 for the nine months ended December 31, 1993.   No contributions
were made to the 401(k) Plan  from Incat  for the year ended December 31, 1995.

Option/SAR Grants in Last Fiscal Year; Aggregated Option/SAR Exercises in Last Fiscal Year; and Fiscal Year End SAR Values; Long-Term Incentive Plan Awards Table; Defined Benefit Plan Disclosure

Tables for (a) Aggregated Option/Stock Appreciation Rights (SAR) Exercises in Last Fiscal Year, (b) Fiscal Year End SAR Values, (c) Long-Term Incentive Plan (LTIP) Awards, (d) Defined Benefit Pension Plans and (e) Ten-Year Option/SAR Repricing are omitted as no information is reportable thereunder for any persons listed in the Summary Compensation Table. No stock options have been granted by the Company since 1991. See "1988 Stock Option Plan" set forth below in this item.

      Compensation Committee Interlocks and Insider Participation

All compensation matters of the Company are reviewed by the entire board of directors of the Company. Mr. Bell serves as an officer of AEC and Incat at no salary. Mr. Brehmer is entitled to receive $500 per month for serving as a director and officer. The salaries of Mr. Bowman and Mr. Kouri are determined by the entire board of directors of Incat, consisting of Messrs. Bell, King, Bowman and Kearns. Mr. Schmitt, who is employed and compensated by IST, serves as a member of the compensation committee of IST, and he and each of Messes. Bell, King and Bowman are directors of IST. Mr. Schmitt is compensated directly by IST. Mr. King is compensated through the same
IST agreement as Mr. Bell.   See item 13.

     Board Compensation Committee Report on Executive Compensation

As indicated above, none of AES, AEC or Incat has a compensation committee and all such functions are performed by their respective boards of directors. The directors and officers of AES and AEC received no compensation for
serving as such in 1995 except Mr. Brehmer.   The Board of Directors of AES
determined that  commencing July 1, 1993 Mr. Brehmer would be paid $500 per month for services to the Company in capacity as officer and director. The monthly fee was determined on the basis of the amount of time he spends on the business of the Company. The amount has been accrued as there are restrictions on Incat's ability to provide funds to AES. In addition, in July 1993, the Board of Directors approved the issuance of 2,000,000 restricted shares of the Company's common stock to Mr. Brehmer for his services from April 1, 1993 through the date of the approval and the issuance of 5,000,000 shares of restricted stock to each of Mr. Bell and Mr. King as compensation for their agreement to continue the guaranties of the First Interstate loan for the period April 1, 1993 to July 31, 1993. For the purposes of these issuances, the Board of Directors valued each share of the
Company's common stock at $.004.   Mr. Bell is compensated through a
management arrangement with IST, to which Incat paid IST a monthly management
fee of $8,000.   Effective September 1995, Incat's monthly management fee to
IST increased from $8,000 to $12,000.    See Item 13.


The salaries of Mr. Kouri and Mr. Bowman are determined by the Board of Directors of Incat, which considers a variety of factors in an effort to accomplish several goals. These goals are to provide long and short term financial security and incentives based on performance for executives on whom the success of Incat may depend. Base salary is determined in part by the skills and experience of the individual and the amounts which the individual could command in the market place.

                        Performance Table

The following table compares the yearly percentage change in the book value per share and in the price per share of the Company's common stock in the years ended December 31, 1995 and 1994, nine months ended December 31, 1993 and the fiscal year ended March 31, 1993 to the changes for the same period in the CRSP Total Return Index for (i) the U.S. NASDAQ Stock Market and (ii) the NASDAQ Truck/Transportation Index, which is the published NASDAQ sub index most closely related to the Company's business. These periods are the periods during which the Company's common stock has been registered under the provisions of the Securities Exchange Act of 1934 (the "1934 Act").

The table is required to be included in this Annual Report under rules and regulations promulgated by the Securities and Exchange Commission (the "SEC") pursuant to the 1934 Act which require a comparison between market performance in general and the market price of the shares of the Company's common stock. Because trading in the Company's common stock is sporadic and prices for the stock are highly volatile and based on interdealer quotations, without retail mark-up, mark-down or commission, and are not necessarily representative of actual transactions, the prices for the shares of the Company's common stock used in the preparation of the table are based on the average of the high and low bid for the last quarter of each of the applicable periods. Also because of the sporadic nature of trading in shares of the Company's common stock and other factors, such as the declining number of market makers, the Company has included a comparison based on book value as the Company believes that this comparison may provide other information about the Company's performance.

The returns shown for the NASDAQ indices assume the reinvestment of all quarterly dividends at the average of the closing stock prices at the beginning and end of the quarter as required by SEC rules. There were no dividends paid on shares of the Company's common stock. The book value of a share of the Company's common stock was computed on the basis of the Company's common and other stockholders' equity, after restatement to exclude the Series A Preferred Stock and after also excluding the liquidation preference attributable to the shares of the Company's Series B Preferred Stock, which was $200,000 at December 31, 1993, December 31, 1994 and December 31, 1995.

	 PERCENTAGE CHANGE IN CUMULATIVE SHAREHOLDER RETURN
  AMONG US NASDAQ INDEX, NASDAQ TRUCK AND TRANSPORTATION INDEX,
          AES BOOK VALUE OF COMPANY'S COMMON STOCK, AND
                  AES PRICE OF COMPANY'S STOCK

                                           NASDAQ                   AES
                         AES             TRUCK AND         US    BOOK VALUE
 MEASUREMENT PERIOD      PRICE OF       TRANSPORTATION   NASDAQ  OF COMPANY'S
(Fiscal Year Covered)    COMMON STOCK       INDEX        INDEX   COMMON STOCK

March 1992              100%                 100%         100%        100%
March 1993               68%                 115%         115%        117%
December 1993            72%                 130%         129%         79%
December 1994            48%                 118%         126%        116%
December 1995            56%                 137%         182%         63%


(*)Based on an average of high and low bid price for the last fiscal quarter of the years ended December 31, 1995 and 1994, nine months ended December 31, 1993 and each fiscal year ended March 31, 1993 and 1992. The Company believes a comparison based only on the trading price of shares of the Company's common stock may not be a meaningful measure of the Company's performance for a variety of reasons, including but not limited to, the sporadic market for the shares.


    	1988 Stock Option Plan.
The Company adopted the 1988 Stock Option Plan on October 31, 1988
(the "Stock Option Plan"). The Stock Option Plan is designed to provide incentives for certain key employees of the Company and its subsidiaries by providing up to 25,000,000 shares of the Company's common stock issuable pursuant to grants. The Stock Option Plan allows for the grant of both incentive stock options and non-qualified stock options. Incentive stock options may be granted solely to key employees, whereas non-qualified stock options may be granted to any employee. The Stock Option Plan is administered by an option committee composed of the Board of Directors of the Company or at least three members of the Board; provided, however, that with respect to options to employees who are also directors of the Company, the Stock Option Plan will be administered by a committee selected by the Board which shall consist of two or more Directors, each of whom shall not have received options under the Stock Option Plan or any other discretionary stock plan of the Company within one year prior to his appointment to the Committee. The option committee is authorized, within the limits of the Stock Option Plan, to determine the individuals to whom, and the time or times at which, options will be granted, the number of shares to be subject to each grant, and the applicable restriction period. In addition, the option committee may determine the purchase price for the shares subject to the option and specify such other terms and provisions of any grants of options under the Stock Option Plan as it deems necessary or advisable. The term of any option granted under the Stock Option Plan may not be greater than ten years and no option may be exercised for a six month period following the date of its grant. The option committee may determine whether an option will be exercisable in installments and, if it so decides, the number of installments and the percentage of the options exercisable at each installment date. The Company granted options with respect to an aggregate of 18,261,013 shares during the fiscal year ended March 31, 1991. There have been no subsequent grants of options pursuant to the Stock Option Plan.

All the options granted in fiscal 1991 were granted at a price of $.015 per share and become exercisable as to one-fifth of the options on a cumulative basis on each successive yearly anniversary date of the date of grant. The options expire seven years from the date of grant. In 1995, the Board of Directors contemplated that the Company would offer employees holding the outstanding options an opportunity to accept a reduction in the exercise price to $.008 which price continued to exceed the fair market value of the Company's common stock based on the prices at which it had been trading; however, the Company did not and does not now anticipate effecting a
price reduction.   At December 31, 1995, 7,028,594 options had been
forfeited by persons whose employment terminated. None of the options granted by the Company were granted to officers or directors of AES, AEC or Incat with the exception of options with respect to 1,979,350 and 1,522,096 shares granted to Victor L. Kearns and Jan Kouri, respectively, who holds the positions indicated in Item 10.

Item 12.	  Security Ownership of Certain Beneficial Owners and Management;
           Changes in Control.

Set forth in the following table is information as of March 18, 1996 with respect to the beneficial shareholdings of all directors, individually, all officers and directors of AES as a group, and beneficial owners of more than five percent of AES's common and preferred stock. Information is also provided for Mr. Bowman, Mr. King and Mr. Schmitt, who hold the positions indicated in item 10,  each of whom is also a director
of   IST.  In addition to its common stock, the Company has Series A
Preferred Shares and Series B Preferred Shares, all of which have a par value of $.0001 per share and are owned by IST.

                                    PREFERRED STOCK
                                    COMMON STOCK
                               Amount              Percent
                               Beneficially          of
Name and Address               Owned(7)             Class
Alfred O. Brehmer              4,468,126(1)          .8%
14141 W. 59th Ave.
Arvada, CO 80005

J. Daniel Bell               333,199,280(2)        63.2%
370 17th St.#2300
Denver, Co 80202

All Officers and             337,667,406(2)        62.7%
 Directors as a
 Group (2 persons)(3)

Craig E. Bowman              329,297,421(4)        61.9%
4313 FM 2351
Friendswood, TX 77546

Mark M. King                 335,191,009(6)        63.0%
370 17th St.,#2300
Denver, CO 80202

Gary L. Schmitt              328,199,280(5)        61.7%
370 17th St.,#2300
Denver, CO 80202

Industrial                   328,199,280(7)       61.7%
Services
Technologies,Inc.
370 17th St.,#2300
Denver, CO 80202



                                      PREFERRED STOCK

                                    SERIES A                SERIES B
                           Amount        Percent        Amount      Percent
                         Beneficially      of         Beneficially     of
                           Owned          Class         Owned        Class
Name and Adress
Alfred O. Brehmer          ---            ---             ---         ---
14141 W. 59th Ave
Arvada, CO  80005

J. Daniel Bell          27,107,697(4)     100%         24,591,170(4)  100%
370 17th St., #2300
Denver, CO  80202

All Officers and          ---            ---              ---          ---
Directors as a
Group (2 persons)3

Craig E. Bowman        27,107,697         100%         24,591,170     100%
4313 FM 2351
Friendswood, TX 77546

Mark M. King           27,107,697(6)      100%         24,591,170     100%
370 17th St., #2300
Denver, CO  80202

Gary L. Schmitt        27,107,697(5)      100%         24,591,170(5)  100%
370 17th St., #2300
Denver, CO  80202

Industrial            27,107,697(7)       100%         24,591,170(7)  100%
Services
Technologies, Inc.
370 17th St., #2300

_______________

(1)	Includes 4,265,000 shares of the Company's common stock owned of record and in trust for Mr. Brehmer. Also includes 100,000 shares held in the name of AAA Accounting Services, Inc., of which Mr. Brehmer is the sole shareholder.  Mr. Brehmer is the secretary-treasurer, director and ten percent shareholder of International Marketing Visions, Inc. ("IMV"), a
corporation which owns 1,031,262 shares of common stock of the Company.  Mr.
Brehmer disclaims any beneficial ownership of 928,136 shares or 90 percent of the common stock held by IMV.

(2)	Includes 328,199,280 shares of common stock and the Series A and B
Preferred shares owned by IST.  Mr. Bell is a director, officer and principal shareholder of IST and may, therefore, be deemed to be a beneficial owner of the shares owned by IST.  Mr. Bell disclaims any benefical ownership to
2,954,892 shares owned by his father.

(3) Because Mr. Bowman is not an officer or director of AES, and is serving on only a part time basis as President of Incat, the 830,000 shares have not been included in the total for all officers and directors. If these shares were included, the total would be 338,497,406 or 63.7%.

(4)	Includes 830,000 common shares held in trust for by Mr. Bowman and also the common and Series A and B Preferred shares owned by IST.  Mr. Bowman is a director of IST and may, therefore, be deemed to be a beneficial owner of the
shares owned by IST.    In addition, Mr. Bowman owns warrants to purchase
 .7% of the common shares of AES owned by IST.

(5)	Mr. Schmitt is an officer and director of IST, and may, therefore, be deemed to be a beneficial owner of the common and the Series A and B
Preferred shares owned by IST.

(6)	Includes 1,991,729 of common shares owned by Mr. King, 2,000,000 shares owned by Mr. King's wife, 1,500,000 shares held in trust for Mr. King and
1,500,000 held in trust for Mr. King's wife, and also the shares owned by
IST.  Mr. King is a director, officer and principal shareholder of IST and may, therefore, be deemed to be a beneficial owner of the common and Series A and B preferred shares owned by IST.

(7)	Does not include the shares of common stock into which the Series A and B
Preferred Shares are convertible on a one-for-one basis.  Assuming conversion of all the Series A and B Preferred Shares, IST would own an aggregate of
379,898,147 shares or 65.1% of the 583,366,381 shares of common stock that would be issued and outstanding after the conversion.

During 1993 and 1994 a wholly owned direct subsidiary of IST issued notes totaling $1,000,000, which notes were guaranteed by IST.  IST pledged
299,053,596 shares of common stock and its shares of Series B Preferred Stock of AES as security for its guarantee.  The majority of the note holders are individuals and entities controlled by persons who serve on the Board of
Directors or are in key management positions with IST's wholly owned
subsidiaries.   These individuals constitute a majority of the Board of
Directors of IST at the time of issuance.  However, due to some of these individuals resigning, there are only four individuals  which now constitute
50% of the Board of  Directors of IST.  The notes provide that they were due
in October 1995;   However,the notes repayment terms were renegotiated.  On
February 15, 1996, 25% of the $1,000,000 was due and paid.  An additional 25%
of the notes is due on September 15, 1996 and the remaining 50% is due
January 10, 1997.  In the event that IST defaults on its obligations under its guarantee, the note holders could, pursuant to the Pledge Agreement, foreclose on the pledged shares.

Set forth in the following table is information as of March 1, 1996 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors of AES as a group of the common stock, $.01 par
value per share, of IST.    As of  March 1, 1996, there were 21,426,167
shares of common stock and 4,821,000 shares of preferred stock of IST issued and outstanding.  Each share of IST's common stock has one vote.
The percentages shown in column (B) in the following table do not  include the voting rights of the holders of  IST's preferred stock or which the holders of certain warrants issued in conjunction with institutional debt and subordinated notes or stock options would have if they exercised their warrants and options. Each share of preferred stock has a number of votes based on the number of common shares into which it would be converted.
If the convertible preferred shares were converted into common stock, the number of common shares outstanding would be approximately 29,257,000. Accordingly, including the effect of the voting rights of holders of preferred, the percentage of voting rights held by each individual indicated would be
set forth in column  (C).   Additionally, if all the outstanding warrants
issued in conjunction with institutional debt and subordinated notes and all outstanding stock options were exercised, the number of  IST common
shares outstanding would be approximately 45,886,000.   However,  none
of the warrants or options have been exercised and their holders presently have no voting rights.  The formulas regarding the computations of the number of shares into which the preferred stock are convertible and for which the warrants and stock options are exercisible are complex and interrelated. Certain factors used in determining common stock equivalents are currently the subject  of negotiations.  Accordingly the foregoing numbers and percentage amounts in column (C) are estimates only and subject to change.  None of the persons listed in the table below owned any of the Preferred Stock, warrants or options of  IST except
Mr. Bowman who has warrants to purchase approximately .7% of   IST
common stock on a fully diluted basis.

                      COLUMN (A)           COLUMN (B)         COLUMN (C)
                      Amount of  Class                           Percent of
Name and Address      Beneficially Owned  Percent of Class   voting rights
                                                           including Preferred
Alfred O. Brehmer
14141 W. 59th Ave.
Arvada, CO 80005          40,000                .2%                  .1%

J. Daniel Bell(1)(3)
370 17th St., Ste. 2300
Denver, CO 80202       5,912,800              27.5%                20.2%

All Officers and
Directors as a Group
 (2 persons)(5)        5,952,800              27.7%                20.3%

Carylyn K. Bell(1)
370 17th St., Ste. 2350
Denver, CO 80202       5,912,800              27.5%                20.2%

Craig E. Bowman (4)
607 Oak Drive
Friendswood, TX 77546    895,000               4.2%                 3.1%

Mark M. King(2)(3)
370 17th St., Ste. 2300
Denver, CO 80202       4,382,534              20.4%                15.0%

Gary L. Schmitt
370 17th St., Ste. 2300
Denver, CO 80202          83,283                .4%                  .3%
______________


(1)	The 5,912,800 shares shown for J. Daniel Bell include 4,878,000 shares owned of record by Carylyn K. Bell, the wife of Mr. Bell, 134,800 shares owned by W. Maury Bell, the adult son of Mr. Bell, and an aggregate of
900,000 shares by six minor children of J. Daniel Bell, four of whom also are the children of Ms. Bell.  Ms. Bell serves as the custodian with respect to the 900,000 shares owned by the minor children and may be deemed to be the beneficial owner of the shares.

(2)	The shares shown for Mark M. King include 1,000,000 shares owned of record and held in trust for Mr. King, 1,000,000 owned by Brenda K. King, the wife of Mr. King and 258,117 shares owned by Sally K. Rogers, the adult sister of Mr. King.  Mr. King disclaims beneficial ownership of Ms. Rogers'
shares.

(3)	J. Daniel Bell and Mark M. King are brothers-in-law.  The aggregate number of shares of IST common stock voted by J. Daniel Bell and Mark M. King is 8,255,917, which constitutes approximately 38.5% of the issued and outstanding shares of common stock of IST.

(4)	The 895,000 shares shown for Craig E. Bowman are owned of record and held in trust for Mr. Bowman.


(5)	Does not include shares owned by Mr. Bowman, as Mr. Bowman is not an officer or director of the Company and serves as President of Incat on a part time basis.  If Mr. Bowman's shares were included, the total would be
6,847,800 or 31.9%.

Item 13.     	Certain Relationships and Related Transactions

In connection with AEC's acquisition of Incat, AEC issued promissory notes to
the selling shareholders of Incat in an aggregate amount of $980,000.   The
AEC Notes issued to Messrs. Bowman and Kearns were for $557,632 and $190,020, respectively. The AEC Notes paid interest on the unpaid principal balances outstanding from time to time at the annual rate of one percent above the
Prime Rate, but in no event less than ten percent.   The Company retired the
AEC notes during fiscal 1994 by paying in full the outstanding $207,000
principal balance carried from  December 31, 1993.   See Item 1 "AEC Notes".

In the fiscal year of the Company ended March 31, 1990, the Company borrowed $15,000 and $45,000, respectively, from McGregor Investments Corp. ("McGregor") and IST. At the time of the loans, Messrs. Bell and King were
the sole owners of IST and the principal stockholders of McGregor.   During
the year ended December 31, 1995, the notes to McGregor and IST were paid in full.

In April 1990, AES borrowed $500,000 from IST. The $500,000 amount loaned by IST to the Company was borrowed by IST from FINOVA. The Company had attempted to borrow the funds directly from FINOVA; however, FINOVA was unwilling to make the loan. The proceeds of the loan were paid by AES to AEC as additional capital. AEC then loaned the proceeds to Incat. FINOVA required, pursuant to the provisions of the loan agreement for the Original Greyhound Loan, that Incat issue the Incat Note, and Incat grant a security interest in all its assets to AEC and that AEC assign to FINOVA its interests
in the promissory note made by Incat and in the collateral.   The repayment
terms of the Incat Note provide that principal and interest is payable in 55 monthly installments of $12,242 each commencing May 1, 1993. At December
31, 1995,  the outstanding balances of the IST and Incat notes were
approximately $235,000.    See Item 1; "Loans from IST, Recapitalization
and Preferred Stock".

The loan from IST to AES was evidenced by the convertible promissory note of AES and was converted into 61,538,550 shares of Series A Preferred Shares. The Series A Preferred Shares pay cumulative cash dividends at the rate of $.0011368 per share per annum, payable in 12 monthly installments of $.000094733 each, and have a liquidation preference of $.008133 per share. The cumulative amount paid with respect to the Series A Preferred stock since its issuance is $397,570 of which approximately $251,235 has been applied to the redemption of 30,890,856 Series A Preferred shares. As of December 31, 1995, approximately 30,648,000 Series A Preferred shares were outstanding. See Items 1 and 2.


In each of fiscal 1991 and 1992 AES issued to IST 12,295,585 shares of its Series B Preferred Shares for $100,000 in each year. The Series B Preferred Shares pay an annual dividend of $.0011368 per share, payable quarterly, and
have a liquidation preference of $.008133 per share.    As of December 31,
1995 the Company owed IST approximately $122,000 for cumulative and unpaid dividends with respect to the Series B Preferred Stock, none of which has been paid as of the time of this Report.

The Company has paid IST a monthly management fee of $8,000 until September 1995. Effective September 1995, the Company's management fee is $12,000 a month. Pursuant to the provisions of the FINOVA loan agreement, management fees paid and changes in amount of fees paid to IST require approval of the financial institution. Currently, the Company is limited to $15,000 in monthly management fees to IST.

The Company's casualty program is a combined lines Incurred Loss Retrospective Rating Program and is underwritten by the AIG companies, consolidating coverage for IST's subsidiaries including Incat. Included as combined lines are the Workers Compensation/Employees Liability, Auto Liability and General Liability. The retro program is a loss sensitive program. Premium payments are based on the minimum pay-in calculation by the insurance company plus expected losses. Final premium calculations are done after the policy period by audit and retro adjustment. A pay-in allocation for each subsidiary is prepared by taking the rating basis provided by each IST subsidiary and calculating the pay-in on a percentage basis from the information provided by each subsidiary. The coverage is purchased on a consolidated basis which leverages the subsidiaries' combined buying power which results in lower costs and more coverage options. In addition, due to the increased buying power the combined IST companies can qualify for types of insurance plans that would not be available if buying separately.

The Company has retained Corporate Stock Transfer, Inc. ("CST") as transfer agent. Carylyn K. Bell, a principal shareholder of IST and the spouse of
J. Daniel Bell, is the President and a principal shareholder of CST. Alfred Brehmer, a director and officer of the Company, is an officer and director of CST. The amounts paid by the Company to CST are not significant and are believed by management to be commercially reasonable.

Incat entered into a Lease Agreement with Teton Properties, Inc., an entity of which Messrs. Bell, King, Bowman and Kearns are significant shareholders. Pursuant to the Lease Agreement, Incat is required to pay a base monthly rental of approximately $3,000 through the lease expiration date in January, 1997. Incat has the option to renew the lease for three additional twelve-month periods with rent increases to be the lesser of actual cost increases or the increase in the Cost of Living Index. Incat is required to maintain the non-structural portions of the building and pay all utility charges.

On July 1, 1993, Mr. Bowman became an employee of both Incat and of Piping, a wholly-owned subsidiary of IST. Each of Incat and Piping compensates
Mr. Bowman directly for his services. The amounts paid by each corporation are based on the amount of time devoted to that corporation by Mr. Bowman. Mr. Bowman spends approximately 25 percent of his time on the business of Incat, and Incat is paying Mr. Bowman at an annual rate of approximately $36,400. See Item 11.

In July 1993, the Company authorized the issuance of shares of the Company's common stock, valued at $.004 per share by the Board of Directors, to the following: Mr. Bell, 5,000,000; Mr. King, 5,000,000 and Mr. Brehmer, 2,000,000. The shares issued to each of Mr. Bell and Mr. King were in payment for their guaranties of the First Interstate loan for the period April 1, 1993 through July 31, 1993. The shares issued to Mr. Brehmer were in payment for his services from April 1, 1993 to the July, 1993 date of the determination to issue the shares.

In July, 1993, Carylyn K. Bell loaned to the Company $5,000. The loan, which bore interest at an annual rate of 14%, was for an original term of 90 days. The Note was not paid at the expiration of the original term and Ms. Bell agreed to extend the loan at the Company's option. The loan was paid in full at December 31, 1995.

Management believes the terms and conditions of the transactions disclosed above in this Item 13 are as favorable to the Company as may have been attainable from unrelated parties.

For the year ended December 31, 1995, the Company used other IST subsidiaries as sub-contractors in the ordinary course of business. The amount of sub-contractor labor from other IST subsidiaries was approximately $421,000 for the year ended December 31, 1995.

IST owns a majority of the common stock of AES and all the Series A and Series B Preferred Stock of AES. See Item 12. The owner of each share of common stock and of the Series A and Series B Preferred stock has one vote per share. As a result of IST's ownership of stock of AES, the approval of IST would be required in order for AES to effect an extraordinary transaction under the corporate laws of the State of New York, the state of incorporation of AES. Certain agreements between IST and its security holders contain certain restrictions which provide that the consent of a majority of IST's holders of preferred stock and other securities must be obtained before IST may approve an extraordinary transaction involving AES.

Also, pursuant to a guarantee made by IST of certain notes made by its direct wholly owned subsidiary, certain shares of AES stock owned by
IST have been pledged to a group which at the time of issuance included individuals and entities controlled by individuals who comprised a majority of the Board of Directors of IST. However, due to certain resignations of some of these individuals, the Board of Directors of IST is now only comprised of four individuals which contitute 50% of the Board.
See Item 12.   Certain of these individuals also own directly or
indirectly shares of IST's preferred stock and other securities.