Form 10-Q
period 1996-03-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1996-05-15
CIK 796960

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1996         Commission File Number  0-19013

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

                                               Number of shares outstanding
                   Class                           at March 31, 1996
      Common stock, $.0001 par value               531,667,515 shares

Form 10-Q
1st Quarter



                                          INDEX



PART I - FINANCIAL INFORMATION *

      ITEM 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 1996
         and December 31, 1995

      Condensed Consolidated Statements of Operations - For the Three
         Months  Ended March 31, 1996 and 1995

      Condensed Consolidated Statements of Cash Flows - For the Three
         Months Ended March 31, 1996 and 1995

      Notes to Condensed Consolidated Financial Statements

      ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

      ITEMS 1 through 6.

      Signature

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                               March 31,     December 31,
                                                  1996           1995
CURRENT ASSETS:
    Cash and cash equivalents                     155,000     $   186,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000         3,761,000       1,622,000
   Unbilled trade receivable                      297,000          17,000
    Prepaid expenses                              388,000         428,000
    Income tax receivable, net                     10,000         201,000
              Total current assets             $4,611,000      $2,454,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,510,000       3,453,000
    Furniture and fixtures                        371,000         352,000
    Transportation equipment                      391,000         391,000
                                                4,272,000       4,196,000
    Accumulated depreciation                   (2,763,000)     (2,658,000)
                                                1,509,000       1,538,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $561,000
       and $549,000                               990,000       1,001,000
    Other                                           3,000           3,000
                                                  993,000       1,004,000

       Total assets                             7,113,000     $ 4,996,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                     2,425,000         904,000
    Revolving loans                             1,101,000         725,000
    Current portion of long term debt -
       Financial institutions                     343,000         348,000
       Related parties                              1,000           1,000
    Accrued expenses and other liabilities        770,000         591,000
    Income taxes payable                             -               -
              Total current liabilities         4,640,000       2,569,000

LONG-TERM DEBT:
    Financial institutions                      1,089,000       1,171,000

DEFERRED INCOME TAXES                             171,000         178,000

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    $.0001 par value; 27,108,000 shares
   authorized; 27,108,000 and 30,648,000
   issued and outstanding in 1996 and 1995,
   respectively; liquidation preference of
   $220,000 in 1996 and $249,000 in 1995          209,000         237,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series B; 100,000,000
     shares authorized; 24,592,000 shares
     issued and outstanding; liquidation
     preference of $200,000                         2,000           2,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,668,000 issued and outstanding            53,000          53,000
    Additional paid-in capital                    548,000         548,000
    Retained earnings                             401,000         238,000
       Total stockholders' equity               1,004,000         841,000
       Total liabilities and
          stockholders' equity                  7,113,000      $4,996,000

 The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                  1996            1995
SERVICE REVENUES                               $5,034,000      $3,757,000

COSTS AND EXPENSES:
    Service costs and expenses                  3,739,000       2,401,000
    Selling, general & administrative             674,000         691,000
    Management fees, related party                 36,000          36,000
    Interest                                       67,000          65,000
    Depreciation and amortization                 116,000         144,000
                                                4,632,000       3,325,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE           402,000         432,000

INCOME TAX EXPENSE                                225,000         223,000

NET INCOME (LOSS)                                 177,000         209,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $   163,000     $   187,000

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $     .0003     $     .0004

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000



                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                   1996            1995
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net income                                $   177,000      $  209,000
    Adjustments to reconcile net income to net
    cash provided by operating activities -
       Depreciation and amortization              116,000         144,000
       Deferred income taxes                       (7,000)        (15,000)
    Decrease (increase) in -
       Trade accounts receivable               (2,139,000)      1,196,000
       Unbilled trade receivables                (280,000)        189,000
       Prepaids and other assets                   40,000          89,000
    Increase (decrease) in -
       Accounts payable                         1,521,000        (227,000)
       Accrued expenses                           179,000        (180,000)
       Income taxes payable                          -             64,000

Net cash provided by operating activities        (202,000)      1,469,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment    (76,000)       (143,000)
    Other                                            -              3,000

Net cash used in investing activities             (76,000)       (140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving lines of credit     3,340,000         290,000
    Repayments of lines of credit              (2,964,000)     (1,079,000)
    Proceeds from issuance of long-term debt        -             403,000
    Repayments of notes payable                   (87,000)       (109,000)
    Redemption of Series A preferred stock        (28,000)        (24,000)
    Dividends declared                            (14,000)        (20,000)

Net cash provided by (used in)
         financing activities                     247,000        (539,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (31,000)        790,000

CASH AND CASH EQUIVALENTS, beginning of period    186,000         126,000

CASH AND CASH EQUIVALENTS, end of period        $ 155,000      $  916,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                 $     -         $  203,000

    Cash paid for interest                     $   76,000      $   90,000


  The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	UNAUDITED FINANCIAL STATEMENTS

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring
 adjustments	necessary to present fairly the financial position of the
 Company as of March 31, 1996,	the results of its operations for the three
 month period ended March 31,1996 and its cash flows for the three month
 period ended March 31, 1996. Operating results for the three	month period
 ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

	The consolidated balance sheet as of December 31, 1995 is derived from the
	audited financial statements, but does not include all disclosures required
 by	generally accepted accounting principles.  As a result, these financial
 statements	should be read in conjunction with the Company's form 10-K for
 the fiscal period ended	December 31, 1995.


2.	CONTINGENCIES

	The Company previously reported that a complaint was filed in March 1994 with
	the Equal Employment Opportunity Commission by a temporary employee of the
	Company for claims of sexual harassment. There have been no new developments
	in this matter, and as of the date of this report, it is not possible to
 make any	determination of the probable outcome of this matter or the
 likelihood of a material	adverse judgment against the Company.

	During 1995, an individual who allegedly sustained injuries while providing
 services	to the Company at a Koch Nitrogen Company ("Koch") facility
 commenced litigation	against the Company, Koch and others, seeking amounts
 for compensatory and punitive damages.  The plaintiff's minor daughter has
 also asserted claims for a loss of consortium	and support.  Koch has
 demanded that it be defended and indemnified by the Company	and its insurer.
 Additionally, in 1995, an employee of the Company initiated litigation for
	damages in respect of injuries claimed to have occurred while performing
 catalyst	services at a Unocal Corporation ("Unocal") facility.  The Company
 has not been named a party in the proceedings 	as Unocal is being defended
 by the Company's general liability insurer pursuant to Unocal's demand for coverage as an additional insured on a contractual indemnity.  Demand has
 also been made on the Company	by Koch Refining Company, L.P. ("KRC")
 regarding a total of $219,000 paid	by KRC to three employees of the Company
 for alleged injuries sustained in October 1995 at KRC's Corpus Christi,
 Texas facility.  The Company's general liability	insurer has not responded
 to the demand.

	The Company believes that, to the extent it may have any liability with
 respect to the	claims described on the paragraph immediately above, the
 Company would be covered by its workers' compensation and	general liability
 insurance carriers.  The initial premium paid by the Company with	respect to
 these policies is subject to adjustment based on certain insurance
 components	plus losses during the applicable policy periods.  Based on
 current estimates  prepared	by the Company's insurers, the Company at
 December 31, 1995 accrued a retrospective insurance premium of $300,000.
 This amount represents a general reserve pending the resolution	of the Koch,
 KRC, and Unocal claims, and various other open routine claims	incidental to
 the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments.  However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.

	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS



	FINANCIAL CONDITION


	General -  The Company, through its subsidiary, International Catalyst, Inc.
 (Incat), provides	catalyst handling services to chemical and petrochemical
 refineries.


	Liquidity and Capital Resources -  The Company's working capital increased
 from ($115,000)	at December 31, 1995 to ($29,000) at March 31, 1996.  This
 improvement in working capital is attributable to profitable operations during the first quarter of 1996.

	Incat has had an annual revolving working capital credit facility with a financial institution since 1988, collateralized by its accounts receivable and other intangible property.  The maximum amount which may be outstanding
 from time to time under the line is currently	$1,450,000 and the line expires
 on July 31, 1996.  At March 31, 1996 there was a	$1,101,000 balance
 outstanding on this line-of-credit.

	Net worth increased from $841,000 at December 31, 1996 to $1,004,000 at March 31, 1996. The $163,000 increase in net worth is due to net income of $177,000 for the three months ended March 31, 1996, reduced by $14,000 in dividends declared on preferred stock for the period.

	In the previous years, the Company financed capital equipment expenditures
 through a $2,100,000 loan with a financial	institution.  The current balance
 outstanding on this loan is approximately $1,432,000. The loan is to be repaid in monthly installments of $46,000 with all unpaid interest and principal due December 31, 1997. The Company currently has no commitments to purchase any additional equipment and the capital equipment loan referred to above has no availability currently for future capital expenditures.

	The Company's available borrowings under its existing credit facility, existing cash and internally generated funds should be sufficient to meet the current ongoing requirements of the operations of the Company.


	RESULTS OF OPERATIONS

	Service revenues for the three months ended March 31, 1996 and 1995 were
 $5,034,000	and $3,757,000, respectively.  The increase in service revenues
 of $1,277,000 from 1996 to	1995 is attributable to both the rescheduling of
 1995 work into the first quarter of 1996 and work subcontracted to sister
 companies on two large projects.  	Approximately $3,190,000 of 1996 service
 revenues was work originally scheduled to be performed during 1995. The rescheduling of 1995 work by the customer into the first quarter of 1996 is believed to have cost the Company at least $850,000 in lost revenue opportunities due to the Company operating at full capacity and unable to commit and perform additional work in the quarter ended March 31, 1996.

	A significant percentage of the Company's sales are generated through reputation and referrals. Management continues to emphasis its sales and marketing programs in an effort to expand the Company's customer base. However, a highly competitive market is making expansion more difficult.

	Cost of services as a percentage of service revenues was 74% and 64% for the
	quarters ended March 31, 1996 and 1995, respectively.  Excluding subcontractor pass-through revenues of $1,068,000 and $505,000,
 respectively, service costs as a percentage of service revenues	were
 approximately 68% for the quarter ended March 31, 1996 and 59% for the
 quarter	ended March 31, 1995.  Subcontractor costs are normally
 passed-through with an administrative charge of 0-10%.  The net increase in the cost of services as a percentage of service revenues is attributable to an increase in direct costs.  In slow periods, the Company will bid work at
 lower gross profit margins to utilize its work	force.  In the fourth quarter
 of 1995, the Company bid work at lower profit margins because it had available manpower.  When the 1995 work was rescheduled by customers into
 1996, the Company did not have available manpower.  As a result, the major factor contributing to the increase in direct costs was lack of available manpower, the hiring of contract laborers at rates in excess of pay rates for Company employees to perform the the low margin work and associated overtime, travel and per diem costs.

	Management does not believe the lower margins incurred in the first quarter
 of 1996	are indicative of margins expected for the remainder of the year.
 To prevent future shifting of low margin work into peak	periods, management
 has changed its contract terms and conditions.

	A $17,000 decrease in selling, general and administrative (SG&A) costs, for the three month period ended March 31, 1996 as compared to the same period
 in 1995 is	due primarily to reduced administrative costs.  Management
 continues to focus efforts	on controlling SG&A costs.

	Depreciation and amortization expense decreased for the three months ended
 March 31, 1996	as compared to the corresponding period in the previous year due to some equipment being fully depreciated.

	The Company's net income for the three months ended March 31, 1996 was $177,000 as compared to net income of $209,000 for the three months ended
 March 31, 1995.  	Overall net income decreased due to an increase in direct
 costs. Management does not believe the increase in direct costs (exclusive of subcontractor pass-through work) is indicative of the Company's future direct costs or its impact on operating results.

 The Company will continue to be affected by general economic conditions including fluctuations in interest rates and international economic conditions. Service revenues are subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its
 customers' facilities.   Fiscal 1996 is expected to be a challenging year for
 the Company; however, management anticipates revenues and profits to exceed prior fiscal year results.

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



                                       ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                                       (Registrant)



DATE:   May 15, 1996               BY:       /s/Alfred O. Breher
                                                  Alfred O. Brehmer,
                                                  Director, Secretary
                                                           and Treasurer