Form 10-Q
period 1996-06-30
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1996-08-13
CIK 796960

FORM 10-Q
               	SECURITIES AND EXCHANGE COMMISSION
                    	Washington, D.C.  20549

              	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1996        Commission File Number  0-19013

                 	ADVANCED ENVIRONMENTAL SYSTEMS, INC.
         	(Exact name of registrant as specified in its charter)

               New York	                           84-1059226
      (State or other jurisdiction of	  (I.R.S. Employer Identification No.)
        incorporation or organization)

	730 17th Street, Suite 712 		Denver, Colorado      80202
		(Address of principal executive offices)	      	(Zip code)

Registrant's telephone number, including area code 		(303) 571-5564


(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)         	No    	X
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the	No
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

In July 1996, the Statement of Change in Beneficial Ownership of Securities on Form 4 of Industrial Services Technologies, Inc. was filed late.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     		Number of shares outstanding
	Class                                       at June 30, 1996
	Common stock, $.0001 par value	            531,667,515 shares

Form 10-Q
2nd Quarter



                               	INDEX


PART I - FINANCIAL INFORMATION *

     	ITEM 1.  Condensed Consolidated Financial Statements

     	Condensed Consolidated Balance Sheets - June 30, 1996
	       	and December 31, 1995

     	Condensed Consolidated Statements of Operations - For the Three
	       	Months and Six Months Ended June 30, 1996 and 1995

     	Condensed Consolidated Statements of Cash Flows - For the Six
		       Months Ended June 30, 1996 and 1995

     	Notes to Condensed Consolidated Financial Statements

     	ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

     	ITEMS 1 through 6.

     	Signature

     	*The accompanying financial statements are not covered by an independent auditor's report.

            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

            ASSETS                      June 30,         December 31,
                                          1996               1995
CURRENT ASSETS:
  Cash and cash equivalents               $  213,000         $   186,000
  Trade accounts receivable,
    net of allowance for
    doubtful accounts of $40,000           2,035,000           1,622,000
  Unbilled trade receivables                  55,000              17,000
  Prepaid and other current assets           515,000             428,000
  Income tax receivable, net                 113,000             201,000
       Total current assets                2,931,000           2,454,000

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                3,509,000           3,453,000
  Furniture and fixtures                     366,000             352,000
  Transportation equipment                   391,000             391,000
                                           4,266,000           4,196,000
  Accumulated depreciation                (2,867,000)         (2,658,000)
                                           1,399,000           1,538,000

INTANGIBLES AND OTHER ASSETS:
  Goodwill and other intangibles,
    net of accumulated amortization
    of $561,000 and $549,000                 979,000           1,001,000
  Other                                        8,000               3,000

       Total Assets                      $ 5,317,000        $  4,996,000


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                $ 1,067,000       $    904,000
  Revolving loans                            951,000            725,000
  Current portion of
    long term debt-
      Financial institutions                 339,000            348,000
      Related parties                          1,000              1,000
  Accrued expenses and other
    liabilities                              749,000            591,000
  Income taxes payable                        12,000               -
        Total current liabilities          3,119,000          2,569,000

LONG-TERM DEBT:
  Financial institutions                   1,006,000          1,171,000

DEFERRED INCOME TAXES                        175,000            178,000

SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK:
  $.0001 par value; 27,108,000
  shares authorized; 27,108,000
  and 30,648,000 issued and
  outstanding in 1996 and 1995,
  respectively; liquidation
  preference of $220,000 in 1996
  and $249,000 in 1995                       176,000            237,000

COMMON AND OTHER STOCKHOLDERS'
EQUITY:
  Preferred stock, $.0001 par value,
    Convertible Series B; 100,000,000
    shares authorized; 24,592,000
    shares issued and outstanding;
    liquidation preference of $200,000         2,000              2,000
  Common stock, $.0001 par value,
    2,250,000,000 shares authorized;
    531,668,000 issued and outstanding        53,000             53,000
  Additional paid-in capital                 548,000            548,000
  Retained Earnings                          238,000            238,000
        Total stockholders' equity           841,000            841,000
        Total liabilities and
          stockholders' equity             5,317,000          4,996,000

The accompanying notes are an integral part of these financial statements.



           ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS
                                                   ENDED JUNE 30,
                                              1996              1995
SERVICE REVENUES                           $2,264,000         $2,391,000

COSTS AND EXPENSES:
  Service costs and expenses                1,610,000          1,741,000
  Selling, general & administrative           725,000            685,000
  Management fees, related party               36,000             24,000
  Interest                                    115,000            125,000
  Retrospective insurance adjustment          (80,000)              -
                                            2,475,000          2,627,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE      (211,000)          (236,000)

INCOME TAX BENEFIT (EXPENSE)                   62,000             98,000

NET INCOME (LOSS)                            (149,000)          (138,000)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $ (163,000)        $ (153,000)

NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT                  $     *            $     *

WEIGHTED AVERAGE SHARES OUTSTANDING        531,668,000        531,668,000




- -------------------------
* Less than $.0001 per share.


The accompanying notes are an integral part of these financial statements.



           ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,
                                               1996            1995
SERVICE REVENUES                            $7,298,000      $6,148,000

COSTS AND EXPENSES:
  Service costs and expenses                 5,349,000       4,142,000
  Selling, general & administrative          1,414,000       1,376,000
  Management fees, related party                72,000          48,000
  Interest                                     136,000         117,000
  Depreciation and amortization                231,000         269,000
  Retrospective insurance adjustment           (80,000)           -
                                             7,122,000       5,952,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE        176,000         196,000

INCOME TAX BENEFIT (EXPENSE)                  (148,000)       (125,000)

NET INCOME (LOSS)                               28,000          71,000

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                     $       -        $    36,000

NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT                 $       *        $      *

WEIGHTED AVERAGE SHARES OUTSTANDING       531,668,000      531,668,000


- --------------
* Less than $.0001 per share.


The accompanying notes are an integral part of these financial statements.



           ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE SIX MONTHS
                                                     ENDED JUNE 30,
                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $    28,000     $    71,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities-
      Depreciation and amortization             231,000         270,000
      Deferred income taxes                      (3,000)         21,000
  Decrease (increase) in-
      Trade accounts receivable                (413,000)      1,267,000
      Unbilled trade receivables                (38,000)        145,000
      Prepaids and other assets                 (87,000)        (33,000)
      Income tax receivable                      88,000            -
  Increase (Decrease) in-
      Accounts payable                          163,000        (610,000)
      Accrued expenses                          158,000        (205,000)
      Income taxes payable                       12,000          92,000
         Net cash provided by (used in)
           operating activities                 139,000       1,018,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment    (70,000)       (336,000)
  Other                                          (5,000)         (3,000)
         Net cash used in investing activities  (75,000)       (339,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit     7,290,000         650,000
  Repayments of lines of credit              (7,064,000)     (1,349,000)
  Proceeds from issuance of long-term debt        -             403,000
  Repayments of notes payable                  (174,000)       (185,000)
  Redemption of Series A preferred stock        (61,000)        (50,000)
  Dividends declared                            (28,000)        (35,000)
        Net cash provided by (used in)
          financing activities                  (37,000)       (566,000)

INCREASE IN CASH AND CASH EQUIVALENTS            27,000         113,000

CASH AND CASH EQUIVALENTS,
  beginning of period                           186,000         126,000

CASH AND CASH EQUIVALENTS,
  end of period                           $     213,000    $    239,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes              $        -       $    203,000
  Cash paid for interest                  $     139,000    $    155,000


The accompanying notes are an integral part of these financial statements.


         	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

         	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, the results of its operations for the three month and six month periods ended June 30, 1996 and its cash flows for the six month period ended June 30, 1996. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The consolidated balance sheet as of December 31, 1995 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-K for the fiscal period ended December 31, 1995.


2.	CONTINGENCIES

The Company previously reported that a complaint was filed in March 1994 with the Equal Employment Opportunity Commission ("EEOC") by a temporary employee of the Company for claims of sexual harassment. In May 1996, the EEOC concluded that there had been no violation of applicable statues and issued a Dismissal and Notice of Rights which provides that unless the claimant pursues the matter within 90 days, the claimant will have no further rights to sue.

The Company also previously reported that during 1995, an individual allegedly sustained injuries while providing services at a refinery. This matter has been settled.

In addition, the Company also previously reported that (a) the Company's general liability carrier is defending litigation pursuant to an indemnification given by the Company regarding claims for damages in respect of injuries alleged to have occurred at a refining facility and (b) demand has also been made on the Company by a customer regarding a total of $219,000 which it paid to three employees of the Company for alleged injuries sustained in October 1995 at the customer's facility. The Company's general liability insurer has not responded to the demand in the latter matter.

The Company believes that, to the extent it may have any liability with respect to the claims described in the paragraph immediately above, the Company would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by the Company with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on estimates prepared by the Company's insurers, the Company at December 31, 1995 accrued a retrospective insurance premium of $300,000. This amount represents a general reserve pending the resolution of the above claims, and various other open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.

        	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

               	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             	FINANCIAL CONDITION AND RESULTS OF OPERATIONS



	FINANCIAL CONDITION


General - The Company, through its subsidiary, International Catalyst, Inc. (Incat), provides catalyst handling services to chemical and petrochemical refineries.


Liquidity and Capital Resources - The Company's working capital decreased from ($115,000) at December 31, 1995 to ($188,000) at June 30, 1996. This
decrease in working capital is primarily attributable to operating losses during the second quarter of 1996.

Incat has had a revolving working capital credit facility with a financial institution since 1988, collateralized by its accounts receivable and other intangible property. The maximum amount which may be outstanding from time to time under the line is currently $1,400,000. On July 31, 1996, the revolving working capital credit facility was renewed until April, 1997.
At June 30, 1996 there was a $951,000 balance outstanding on this line-of-credit.

Net worth was $841,000 at December 31, 1995 and at June 30, 1996. No change in net worth is due to net income of $28,000 for the six months ended
June 30, 1996, reduced by $28,000 in dividends declared on preferred stock for the period.

In previous years, the Company financed capital equipment expenditures through a $2,100,000 loan with a financial institution. The current balance outstanding on this loan is approximately $1,303,000 and there is no further availability. The loan is to be repaid in monthly installments of $46,000 with all unpaid interest and principal due December 31, 1997. The Company currently has no commitments to purchase additional equipment.

The Company's available borrowings under its existing working capital credit facility, existing cash and internally generated funds should be sufficient to meet the current ongoing requirements of the operations of the Company.

	RESULTS OF OPERATIONS

Service revenues for the three months ended June 30, 1996 of $2,264,000 are comparable with revenues for the three months ended June 30, 1995 of $2,391,000. For the six months ended June 30, 1996, service revenues of $7,298,000 increased by $1,150,000 from the six months ended June 30, 1995 service revenues of $6,148,000. The increase is mainly attributable to rescheduling of 1995 work and work subcontracted to sister companies on two large projects in the first quarter of 1996.

A significant percentage of the Company's sales are generated through reputation and referrals. Management continues to emphasis its sales and marketing programs in an effort to expand the Company's customer base. However, a highly competitive market is making expansion more difficult.

Cost of services as a percentage of service revenues was 71% for the quarter ended June 30, 1996 and 73% for the quarter ended June 30, 1995. For the six months ended June 30, 1996, cost of services as a percentage of service revenues was 73% as compared to 67% for the six months ended June 30, 1995. Excluding subcontractor pass-through revenues of $1,074,000 and $585,000 for the six months ended June 30, 1996 and 1995, respectively, service costs as a percentage of service revenues were 69% and 64%, respectively. Subcontractor costs are normally passed-through with an administrative charge of 0-10%.
The net increase in the cost of services as a percentage of services revenues is attributable to an increase in direct costs in the first quarter. The major factor contributing to the increase in direct costs in the first quarter was lack of available manpower, the hiring of contract laborers at rates in excess of pay rates for Company employees to perform the low gross margin work and associated overtime, travel and per diem costs.

A $40,000 increase in selling, general and administrative (SG&A) costs, for the three month period ended June 30, 1996 as compared to the same period in 1995 is due primarily to adding an additional sales person in the Southwestern Region. The Southwestern Region has been expanded and will now oversee the sales and operations of the Southern Region, which the Company closed down in May, 1996. Cost reduction from the closure will not be realized until the third quarter.


Depreciation and amortization expense decreased for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in the previous year due to some equipment being fully depreciated.

Income tax expenses in 1996 are impacted by foreign taxes primarily incurred on contracts performed in Indonesia and Venezuela. Foreign taxes were $60,000 for the six months ended June 30, 1996. There were no corresponding foreign taxes in the same period in the previous year.

The Company's net loss for the three months ended June 30, 1996 was $149,000 as compared to net loss of $138,000 for the three months ended June 30, 1995. The Company had a net income of $28,000 for the six months ended June 30, 1996 as compared to net income of $71,000 for the six months ended June 30, 1995. Overall net income decreased due to an increase in direct costs. Management does not believe the increase in direct costs (exclusive of subcontractor pass-though work) is indicative of the Company's future direct costs or its impact on operating results.

Fiscal 1996 is expected to be a challenging year for the Company.   Although
management anticipates revenues and profits to exceed prior fiscal year results, there can be no assurance that such revenues and profits will be realized. Service revenues will continue to be subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its customers' facilities. The Company will continue to be affected by general economic conditions, international economic conditions and conditions which affect the industry and region such as labor costs, insurance costs and competition.

PART II - OTHER INFORMATION


Items 1 through 6.  Not applicable.

                        	SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           			ADVANCED ENVIRONMENTAL SYSTEMS, INC.
				                                     	(Registrant)



DATE:	August 13, 1996             		BY:	     /s/ J. Daniel Bell
                 			                        	J. Daniel Bell,
				                                      	President, Director