Form 10-Q
period 1996-09-30
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1996-11-18
CIK 796960

FORM 10-Q
                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1996    Commission File Number  0-19013

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


Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)       Yes
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the         No          X
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

In July 1996, the statement of Changes in Beneficial Ownership of Securities on Form 4 of Industrial Services Technologies, Inc. was filed late.

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

      Condensed Consolidated Balance Sheets - September 30, 1996
         and December 31, 1995

      Condensed Consolidated Statements of Operations - For the Three
         Months and Nine Months Ended September 30, 1996 and 1995

      Condensed Consolidated Statements of Cash Flows - For the Nine
         Months Ended September 30, 1996 and 1995

      Notes to Condensed Consolidated Financial Statements

      ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

      ITEMS 1 through 6.

      Signature

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                           September 30,    December 31,
                                                  1996           1995
CURRENT ASSETS:
    Cash and cash equivalents                      92,000     $   186,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000         1,591,000       1,622,000
    Costs and estimated earnings in excess
       of billings on uncompleted contracts       112,000          17,000
    Prepaid expenses                              294,000         428,000
    Income tax receivable, net                    474,000         201,000
              Total current assets             $2,563,000      $2,454,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,621,000       3,453,000
    Furniture and fixtures                        339,000         352,000
    Transportation equipment                      391,000         391,000
                                                4,351,000       4,196,000
    Accumulated depreciation                  (2,927,000)     (2,658,000)
                                                1,424,000       1,538,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $580,000
       and $549,000                               998,000       1,001,000
    Other                                           7,000           3,000
                                                1,005,000       1,004,000

       Total assets                             4,992,000     $ 4,996,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                     1,203,000         904,000
    Revolving loans                               831,000         725,000
    Current portion of long term debt -
       Financial institutions                     339,000         348,000
       Related parties                               -              1,000
    Accrued expenses and other liabilities        739,000         591,000
    Income taxes payable                             -               -
              Total current liabilities         3,112,000       2,569,000

LONG-TERM DEBT:
    Financial institutions                        920,000       1,171,000

DEFERRED INCOME TAXES                             169,000         178,000

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    $.0001 par value; 27,108,000 shares
   authorized; 27,108,000 and 30,648,000
   issued and outstanding in 1996 and 1995,
   respectively; liquidation preference of
   $220,000 in 1996 and $249,000 in 1995          148,000         237,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series B; 100,000,000
     shares authorized; 24,592,000 shares
     issued and outstanding; liquidation
     preference of $200,000                         2,000           2,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,668,000 issued and outstanding            53,000          53,000
    Additional paid-in capital                    548,000         548,000
    Retained earnings                              40,000)        238,000
       Total stockholders' equity                 643,000         841,000
       Total liabilities and
          stockholders' equity                  4,992,000      $4,996,000
   The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  1996               1995
SERVICE REVENUES                               $1,632,000      $1,912,000

COSTS AND EXPENSES:
    Service costs and expenses                  1,536,000       1,357,000
    Selling, general & administrative             679,000         668,000
    Management fees, related party                 38,000          24,000
    Interest                                       59,000          55,000
    Depreciation and amortization                 113,000         107,000
    Retrospective insurance refund               (158,000)           -
                                                2,267,000       2,211,000

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)         (635,000)       (299,000)

INCOME TAX EXPENSE (BENEFIT)                    (451,000)        144,000

NET LOSS                                        (184,000)       (443,000)

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $ (198,000)     $ (461,000)

NET LOSS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $  (.0004)      $  (.0009)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000


                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     1996            1995
SERVICE REVENUES                              $ 8,930,000     $ 8,060,000

COSTS AND EXPENSES:
    Service costs and expenses                  6,885,000       5,499,000
    Selling, general & administrative           2,093,000       2,044,000
    Management fees, related party                110,000          72,000
    Interest                                      195,000         172,000
    Depreciation and amortization                 344,000         376,000
    Retrospective insurance refund               (238,000)           -
                                                9,389,000       8,163,000

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)         (459,000)       (103,000)

INCOME TAX EXPENSE (BENEFIT)                     (303,000)         19,000

NET LOSS                                         (156,000)       (122,000)

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $ (198,000)      $ (175,000)

NET LOSS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                           $ (.0004)       $  (.0003)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000



  The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     1996            1995
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net loss                                 $ (156,000)     $  (122,000)
    Adjustments to reconcile net loss to net
    cash provided by operating activities -
       Depreciation and amortization              344,000         376,000
       Deferred income taxes                       (9,000)         27,000
    Decrease (increase) in -
       Trade accounts receivable                   31,000       1,585,000
       Unbilled trade receivables                 (95,000)       (282,000)
       Prepaids and other assets                  134,000          54,000
       Income tax receivable                     (273,000)           -
    Increase (decrease in -
       Accounts payable                           299,000        (626,000)
       Accrued expenses                           148,000        (218,000)

Net cash provided by operating activities         423,000         794,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment   (199,000)       (318,000)
    Proceeds form sale of property, plant
     and equipment                                   -               -
    Other                                          (5,000)        (60,000)

Net cash used in investing activities            (204,000)       (378,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds form revolving line of credit      9,515,000       2,120,000
    Repayments of line of credit               (9,409,000)     (2,573,000)
    Proceeds from notes payable                     -             403,000
    Repayments of notes payable                 (260,000)        (269,000)
    Redemption of Series A preferred stock       (89,000)         (77,000)
    Deferred financing costs                     (28,000)             -
    Dividends declared                           (42,000)         (53,000)

Net cash used in financing activities           (313,000)        (449,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (94,000)         (33,000)

CASH AND CASH EQUIVALENTS, beginning of period    186,000         126,000

CASH AND CASH EQUIVALENTS, end of period        $  92,000      $   93,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                 $     -         $  165,000

    Cash paid for interest                     $  221,000      $  167,000


  The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and its cash flows for the nine month period ended September 30, 1996. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

3.  CONTINGENCIES

    The Company previously reported that (a) the Company's general liability carrier is defending litigation pursuant to an indemnification given by the Company regarding claims for damages in respect of injuries alleged to have occurred at a refining facility and (b) demand has also been made on the Company by a customer regarding a total of $219,000 which it paid to three employees of the Company for alleged injuries sustained in October 1995 at the customer's facility. The Company's general liability insurer has not responded to the demand in the latter matter.

    The Company believes that, to the extent it may have any liability with respect to the claims described in the paragraph immediately above, the Company would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by the Company with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on the retro adjustment calculated by the Company's insurers, the Company at December 31, 1995 accrued a retrospective insurance
    premium of $300,000.   This amount represents additional premiums
    due pending the resolution of the above claims, and various other open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount recorded.

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


    Liquidity and Capital Resources - The Company's working capital decreased from ($115,000) at December 31, 1995 to ($549,000) at September 30, 1996.
    This decrease in working capital is primarily attributable to operating losses during the second and third quarter of 1996.

    Incat has had an annual revolving working capital credit facility with a financial institution since 1988, collateralized by its accounts receivable and other intangible property. The maximum amount which may be outstanding from time to time under the line is currently $1,400,000. At September 30, 1996 there was a $831,000 balance outstanding on this
    line-of-credit.   Currently,  the Company is not in compliance with its
    debt covenants primarily due to the operating losses incurred during the second and third quarters. On November 7, 1996, the financial institution notified management that the line-of-credit would be terminated effective November 30, 1996. Management has requested the financial institution reconsider the time of the termination and extend the expiration date to December 31, 1996. So far the financial institution has been unwilling to review its decision. The Company currently is in discussions with several financial institutions for the replacement of the existing working capital credit facility. Any new arrangements are likely to involve significant fees and costs and provide for a rate of interest in excess of that currently paid by the Company.

    Net worth decreased from $841,000 at December 31, 1995 to $643,000 at September 30, 1996. The $198,000 decrease in net worth is due to net losses of $156,000 for the nine months ended September 30, 1996, and $42,000 in dividends declared on preferred stock for the period.

    In previous years, the Company financed capital equipment expenditures through a $2,100,000 loan with a financial institution. The current balance outstanding on this loan is approximately $1,222,000 and there is no further availability. The loan is to be repaid in monthly installments of $46,000 with all unpaid interest and principal due December 31, 1997. The Company has no commitments to purchase additional equipment. The Company has notified the financial institution that it is not in compliance with the debt covenants, but continues to make all required
    monthly debt service payments.   What actions, if any, the financial
    institution may take with respect to these defaults is unknown at this time.

    The Company is currently experiencing an unusually soft market for 1996, as refineries avoided shutdowns during a period in which demand for their products was high in conjunction with improved margins. As discussed, the Company's cash liquidity has been adversely affected by losses from operations and the Company is in default under certain of its loan covenants. The Company will experience extreme cash shortfall in the fourth quarter which management believes will be resolved through 1) extension of credit facility expiration date to December 31, 1996 and/or replacement of the present asset based facility with a new credit or factoring facility 2) further identification of costs to be eliminated  3)  closing of the two regional offices that contributed significantly to the operating losses incurred the past and current year, 4) filing of its March 31, 1996 federal and state tax returns resulting in refunds in excess of $470,000.
    It is anticipated that under the worse scenario these refunds will be received within 45-60 days and that under the best scenario the collateral associated with the refunds will be used to generate over-advances from a new asset based lender or used as collateral for an interim loan , and 5)  negotiations with vendors in accepting
    significant late payment of outstanding invoices.   The Company
    believes that the execution of this plan should provide sufficient liquidity for it to continue in its present form.

    RESULTS OF OPERATIONS

    Service revenues for the three months ended September 30, 1996 were $280,000 or 15% lower than for the corresponding period of the previous
    year.   The decrease in the third quarter revenue from the previous corresponding  period is due to shifting and rescheduling of work by
    customers.   The Company continues to be impacted by quarterly
    fluctuations in revenue caused by customers rescheduling work. Management's ability to replace revenue when customers reschedule is dependent upon timely notice by the customer and the Company being successful in moving projects from backlog into the time frame related to the work shifted. In most cases, the customer cannot give notification in a timely manner. Therefore, due to the nature of the business, there will always be certain quarterly fluctuations in revenues. For the nine months ended September 30, 1996, service revenues increased $870,000 or 11% from the same period ended September 30,
    1995.    Excluding the impact of subcontractor pass-through  revenues of  $1,074,000 and $607,000 for the nine month periods ended
    September 30, 1996 and 1995, respectively, the increase in revenues was approximately $403,000 or 5%.

    Cost of services as a percentage of service revenues was 94% and 71% for
    the quarters ended September 30, 1996 and 1995, respectively.   The 23%
    net increase in the cost of services as a percentage of revenues for the quarter is attributable to a 4% increase in direct costs and a 19% increase in indirect costs. Higher direct costs as a percentage of revenue is attributable to management's decision to keep the Company's work force busy during slow periods and development costs associated
    with obtaining two new customers.   The Company has obtained
    additional work in the fourth quarter from these new customers.
    Higher indirect costs as a  percentage of revenue is mainly attributable
    to a decrease in revenue.    Overall, indirect costs increased 4% or
    $23,000 for the quarter ended September 30, 1996 as compared to indirect costs for the corresponding period in the previous year.

    Cost of services as a percentage of service revenue was 77% and 68% for the nine months ended September 30, 1996 and 1995, respectively.
    The 9% increase is attributable to a  13% increase in direct costs and a 4% decrease in indirect costs. The 13% increase in direct costs is mainly attributable to work performed in the first and third quarter of 1996. As mentioned above, the third quarter was a slow period in catalyst handling services and the work performed resulted in low profit margins. In the first quarter, the Company's work load was at a peak.
    56% of the Company's nine month revenue was performed in the first quarter of 1996. The Company was faced with a significant amount of revenues being shifted from the fourth quarter of 1995 into the first quarter of 1996. The Company did not have the available manpower and as a result was forced to pay its employees travel and overtime in addition to hiring contract laborers at rates in excess of its employee pay rates
    to perform the work.   Under the terms of the contracts, the Company was
    unable to bill the increase in costs associated with the travel, overtime and contract laborers which resulted in higher direct cost.


    The Company has determined that the economic business conditions in two regions do not justify the administrative overhead of supporting these offices and therefore is restructuring its operations. In May 1996, the Company began the process of closing down its Southern Region office which resulted in a reduction of administrative costs in the third quarter of approximately $80,000. In addition, the Company has scaled down its Corpus Christi office and intends to close this office by January 1, 1997. As a result of closing down these two offices and consolidating its operations, the Company has increased its sales force in the Southwestern Region and has devoted more resources towards pursuing the International market. The Company has invested $123,000 in selling, general & administrative (SG&A) costs in its International division for the nine months ended September 30, 1996 as compared to $29,000 for the corresponding period in 1995. The impact of focusing these resources on the International markets has resulted in increasing the Company's international sales from $125,000 to $733,000 for the nine months ended
    September 30, 1995 and 1996, respectively.   For the three and nine
    months ended September 30, 1996, the Company's overall SG&A increased $11,000 and $49,000, respectively, as compared to the same periods in 1995.

    Depreciation and amortization expense increased $6,000 for the three months ended September 30, 1996 as compared to the corresponding period in the previous year due to the Company purchasing over $100,000 of new equipment during the quarter. For the nine months ended September 30, 1996, depreciation and amortization expense decrease $32,000 due to certain equipment being fully depreciated. The Company retired approximately $60,000 of fully depreciated equipment during the nine months ended September 30, 1996.

    The Company experienced net losses of $184,000 and $156,000 for the three and nine month periods ended September 30, 1996 and net losses of $443,000 and $122,000 for the three and nine month periods ended September 30, 1996. Overall net losses (excluding the tax benefit) have increased due to the combination of the matters discussed previously, but primarily due to direct costs increases.

    Regarding the fourth quarter, the Company will continue to experience a slow period followed by what it believes to be a strong first quarter of 1997. It is anticipated that the fourth quarter will be breakeven, but there are no assurances that the Company will not incur additional operating losses. The Company sees 1997 shaping up to be a strong year as refinery projects have been delayed from 1996 to spring and fall of 1997. Service revenues and operating income will continue to be subject to significant quarterly fluctuations affected primarily by the timing of planned shutdowns at its customers' facilities. The Company will continue to be affected by general economic conditions and changes in the international economic conditions. Ultimately, the Company's ability to achieve the 1997 operating plan is dependent upon minimizing revenue shortfalls and managing manpower availability which controls the cost of direct labor incurred on projects, including contract labor costs.

PART II - OTHER INFORMATION


Items 1 For discussion of Legal Proceedings, see Contingencies, Footnote 3 in PART I.

Item  2,4,5 and 6.  Not applicable.

Item 3 For discussion of Defaults Upon Senior Securities, see Management's Discussion and Analysis of Financial Condition in PART I.

                                        SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                                            (Registrant)



DATE:   November 18, 1996               BY:       /s/Alfred O. Brehmer
                                                  Alfred O. Brehmer,
                                                  Director, Secretary
                                                           and Treasurer