Form 10-K
period 1996-12-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1997-04-15
CIK 796960

SECURITIES AND EXCHANGE COMMISSION

                               	Washington, D.C. 20549

                                        	FORM 10-K
(Mark One)
  X  	Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (Fee Required) OR

         	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended                 	Commission File Number 0-19013
December 31, 1996

                       			ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                  	(Exact name of registrant as specified in charter)

		New York			                                    		84-1059226
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

730 17th Street, Suite 712
Denver, Colorado                                             80202
(Address of principal executive offices)                   (Zip Code)

                                	(303) 571-5564
           	(Registrant's telephone number, including area code)

                    			Stock registered pursuant to Section 12 (g):

	                    		Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X     Yes 	    No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $501,278. This calculation is based upon the average bid and asked prices of the stock on March 18, 1997 of $.0027.

The number of shares of the registrant's $.0001 par value common stock outstanding as of March 14, 1997 was 531,667,515.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

It is anticipated that Item 10, 11, 12 and 13 will be incorporated by reference from either a definitive proxy statement on an amendment filed under cover of Form 10-K/A filed within 120 days of December 31, 1996.



                                       	PART I
Items 1 and 2.  Business and Properties

     	(a)	General Development of Business.
Advanced Environmental Systems, Inc. ("AES") was incorporated in New York under the name Northwest Passage of North America, Inc. in 1986. In 1988, AES acquired Advanced Energy Corporation ("AEC"). International Catalyst, Inc. ("Incat") is a wholly-owned subsidiary of AEC. Incat provides catalyst handling services to the petroleum refining and petrochemical/chemical industry.

Unless the context requires otherwise, the term "Company" includes AES and its subsidiaries, AEC and Incat. All the Company's revenues from operations are derived from the operations of Incat.

In April 1990, certain shareholders of the Company exchanged their shares of the Company's common stock for shares of common stock of Industrial Services Technologies, Inc. ("IST"). As a result, the Company became an approximately 62% owned subsidiary of IST. IST also owns 100% of the outstanding shares of the voting preferred stock of the Company. See Items 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     	(b)	Financial Information about Industry Segments.
For the fiscal year ended December 31, 1996 the Company had revenues in one industry segment only, and, therefore, this sub item is inapplicable.

     	(c)	Narrative Description of Business.

     	General.

Incat is primarily engaged in providing highly specialized catalyst handling services to petroleum refineries and petrochemical/chemical plants. Incat operates from facilities in the Los Angeles and Houston metropolitan areas.


            Catalyst - Refining

Catalysts play a critical role in both petroleum and petrochemical processing.
A wide range of catalysts are used to stimulate a variety of chemical processes. Catalyst materials are generally small, solid particles composed of a porous
clay base, impregnated with an active ingredient.   This active ingredient is
usually a metal such as  platinum with a high recovery value.   Catalysts are
used to promote a chemical reaction during the manufacturing process. The purpose may be to remove impurities from a product, change the molecular structure, enhance octane rating or accelerate production of a process.

The life of a catalyst ranges from a few months to several years, depending upon the process or the build up of impurities. When the catalysts cease to function properly, the catalysts must be removed from the reactor vessel. The removed material might be cleaned and reinstalled or it may be discarded and
new material loaded into the reactor.   Incat's role is to perform this
catalyst change.    Incat performs many of these catalyst handling projects
in a total inert (nitrogen) atmosphere. Management believes that by eliminating oxygen from the project's atmosphere the work can be accomplished
with less risk.   Incat's customers are responsible for providing the new and disposing of the spent, catalyst.

The four most common catalysts processes in petroleum refining are:

         * Catalytic cracking
         * Catalytic reforming
         * Hydro-treating
         * Hydro-cracking

The above catalyst processes are used in a bed environment, which may also be found in either petrochemical or chemical plants.


                   Catalyst - Chemical

In addition to using the above catalyst processes in a bed environment, chemical plants also employ catalyst in reactors which are tubular
structures containing thousands of tubes.   These reactors require very
precise loading parameters for catalyst and can require as many as seven charges or zones per tube. In the past either the customer or a contractor had to pre-weigh and pre-bag each zone and color code prior to loading the reactor. This method is costly and inefficient.

In 1996, Incat with another entity developed a new loader which can load tubes with increased accuracy and speed. The Company has two such loading devises. Expenditures for research and development of the loader or other developments have not been material for the last three fiscal years.


               Project & Resources

A typical project begins with the planning and coordination of the shutdown with the customer. Once the scope of work is determined, the appropriate resources are assigned. These resources include:

* Life support services - inert or hazardous atmosphere entry for catalyst handling, inspection, repair and cleaning and continuous environmental analyzers.

* Vacuum and catalyst unloading services - vacuum removal of catalyst and support material, inert or atmospheric, wet or dry, various vacuuming removal and cleanup of residues, filters and process units, dust control and collection and recovery of catalyst and catalyst residue having precious metal content.

* Catalyst and support media loading - under inert or atmospheric conditions, by sock or dense loading methods, tubular reactor and reformer furnace loading, pressure differential testing and prebagging and weighing material for loading.

* Prescreening and screening services, respectively, of catalyst and support materials.

* Inspection services using closed circuit video inspection under inert or hazardous conditions.

* Mechanical services involving removal and replacement of reactor heads, quench lines and temperature indicators, cleaning removal and replacement of vessel internals, vessel blinding and welding under inert conditions.

* Refrigeration and recirculation services including inert gas refrigeration and recirculation during catalyst vacuum operations, forced cooling of process vessels and furnaces, and forced ventilation of vessels, tanks, and furnaces.


          Marketing

Texas and California are first and second in the United States for production of petroleum products. The Company's two facilities are well placed to support these markets.

Project revenues typically range from $80,000 to $120,000; however,
Incat has worked on projects exceeding $1,000,000.   Management
believes that, although Incat's prices are medium to high for the industry, the high quality of its work combined with safety and rapid rate of installation will allow it to continue to charge higher than average prices for its services.

Sales are usually generated through solicitation efforts directed at potential customers, which consist primarily of Fortune 500 companies. Incat employs full time sales personnel. A significant portion of the Company's sales are generated through reputation and referrals. As an IST affiliate, Incat receives many referrals and sometimes may function as a subcontractor of an affiliate.

Incat enjoys a high level of repeat business and the Company believes it will continue to attract new customers based on its ability to perform safe, rapid and efficient services. Most projects are awarded on a bid basis; However, Incat has won many contracts as the sole bidder. Because future sales are contingent upon Incat's ability to provide high quality service, management is committed to a philosophy of planned growth. Incat is committed to not expanding services until it has the trained manpower to maintain its standards. Incat has and will continue to decline work where it does not have adequate manpower to maintain its standards.


    	Competition and Significant Customers.

Management's estimate of United States expenditures in the catalyst handling
industry for 1996 were approximately $ 75,000,000.   Size as indicated by
revenues places Incat as the second largest catalyst handling contractor in
the United States.   Although the catalyst handling industry is highly
competitive, Incat's management believes opportunities exist for expansion within and beyond its present markets, including foreign and the tubular loading market.

Although Management believes opportunities for growth for Incat exist , there can be no assurances that Incat will experience growth or meet its goals.
The catalyst handling business is subject to a variety of economic, socio-economic and political forces that can determine when the petroleum refineries and petrochemical/chemical plants shut down and make their reactors available for catalyst change out. Other companies that provide catalyst handling services may have more resources than Incat. In addition, in recent years additional catalyst companies have entered the market and other catalyst handling companies could be established in the future.

For the year ended December 31, 1996, Exxon and Arco were responsible for 27% and 17% , respectively, of Incat's sales. For the year ended December 31, 1995, Koch was responsible for 11% of Incat's sales. Foreign sales have been concentrated among a few major customers; however, none of these customers accounted for 10% or more of Incat's sales for the years ended December 31, 1996 and 1995.

     	Foreign Sales.
During the year ended December 31, 1996 approximately 7% of Incat's sales were outside the United States, as contrasted with approximately 4% and 8%
in the years ended December 31, 1995 and 1994.   The primary overseas markets
for the Company's services during these periods, were Asia, Central America, Caribbean, and Mexico. Incat's revenues derived from Mexican customers were negatively affected by recent political and economic events in Mexico. The Company derived no revenue from Mexico in 1996 and 1995 as compared
with $400,000 in 1994.   Management believes the political and economic events
in Mexico which negatively impacted revenue are improving.   In addition,
management believes there are significant opportunities in South America and
Caribbean markets.   Typically, the Company's foreign sales have been to a few
large customers and, therefore, the loss of any of these customers could have an adverse effect on foreign sales.

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


     	Backlog.

Typically, Incat's customers do not sign contracts until work commences on a project. As of March 31, 1997, Incat had no material backlog supported by
signed contracts.   Because many of the Company's contracts are performed
within short time periods after receipt of an order, the Company does not believe backlog is a meaningful indicator of its sales activity.

           Quarterly Fluctuations

The Company's revenues and operating income have historically been subject to significant, quarterly fluctuations with respect to catalyst handling services. This is due primarily to the timing of shutdowns at plant facilities and rescheduling of work by customers. Accordingly, it is anticipated that the Company's quarterly results will fluctuate and the results of one quarter should not be deemed to be representative of the results of any other quarter or for the year.

         Insurance

The Company maintains worker's compensation insurance for its employees, general liability insurance and other coverage for normal business risks in the primary amount of $1,000,000 and umbrella policies with coverage limits of $25,000,000 in the aggregate. The Company is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. The program has a minimum and maximum premium as well as a per occurrence loss limitation per line of coverage. The premium, above the minimum is based on the actual loss experience, subject to the per occurrence loss limitation per line of coverage of $250,000 in 1996 and $50,000 in 1997 and the pre-set maximum premium. Accordingly, the
Company bears certain economic risks related to these coverages. The Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported based on the best available information. However, the nature of these claims is such that actual development of the claims may vary significantly from the
estimated accruals.   All changes in the accrual estimates are accounted for
on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide
for warranties of materials and workmanship.   There can be no assurance that
the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

         Environmental Matters.

Various environmental protection laws have been enacted and amended during
the past 20 years in response to public concern over the environment.   The
operations of the Company and its customers are subject to these evolving laws and the related regulations, which are enforced by the Environmental Protection Agency and various other federal, state and local environmental, safety and health agencies and authorities. Although the Company believes that its operations are in material compliance with such laws and regulations, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of the Company.

     	Employees and Property.
Incat has approximately 135 full-time employees. Incat owns no real property. It conducts its operations from leased facilities located in Los Angeles, and Houston Metropolitan areas. Incat's headquarters are located in a 20,000 square foot facility in Friendswood, outside of Houston, for which Incat pays a monthly rental of $7,194 pursuant to a lease expiring in August 1999. California operations are located in a 17,000 square foot
facility in Carson, California.   The lease for this facility will expire in
June 30, 1998. The current monthly rental is $7,286. The Company believes its facilities will be adequate for its operations for the year.


Item 3.       	Legal Proceedings.

During 1995, an Incat employee initiated litigation for damages in respect of injuries claimed to have occurred while performing catalyst services at a refining facility. Incat has not been named a party in the proceedings as the customer is being defended by Incat's general liability insurer pursuant to the customer's demand for coverage as an additional insured on a contractual indemnity.

Demand has also been made on Incat and its general liability insurer for indemnification by a customer regarding a total of $219,000 which it paid to three employees of the Company for alleged injuries sustained in October 1995 at the customer's facility. The Company's insurer requested information from the customer documenting liability and damages in connection with the demand. The requested information was not provided to the Company's insurer, and the Company's insurer accordingly has not made a determination regarding the Company's duty to defend, indemnify, and treat the customer as an additional insured under the Company's insurance policies.

The Company believes that, to the extent it may have any liability with respect to the claims described in the above paragraphs the Company would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by Incat with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on current estimates prepared by Incat's insurers, the Company believes its $175,000 retrospective insurance premium accrual is adequate. This amount represents a general reserve pending the resolution of the above claims, and various other open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.


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



		                            			Common Stock
	Quarter Ended                      	High    	Low

	March 31, 1995	                 			.005     .002
	June 30, 1995	              		    	.005     .002
	September 30, 1995	             			.004     .002
	December 31, 1995	               		.006     .002
	March 31, 1996	                 			.003     .002
	June 30, 1996                  				.010     .002
	September 30, 1996	             			.004     .003
	December 30, 1996	            		  	.003     .0015



The Company had 2,014 shareholders of record as of March 14, 1997. The Company has not declared or paid any cash dividends on its common stock and it is not anticipated that any such dividends will be paid on the common stock in the near future. AEC and Incat are restricted in their ability to pay dividends pursuant to their respective loan agreements with FINOVA
Capital Corporation ("FINOVA") and Wells Fargo Bank (Texas) NA
("Wells Fargo") and, accordingly, as a practical matter, the Company also is restricted in its ability to pay cash dividends on its common stock without the consent of the lenders.

Item 6.  	Selected Financial Data

The following summarizes certain financial information concerning the
Company and is based upon the audited consolidated financial statements of the Company.  The information presented for the year ended December 31, 1993
is unaudited.    All information presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

                            HISTORICAL AS OF:
                             (In Thousands)

                            DEC 31     DEC 31     DEC 31   DEC 31   MAR 31
Balance Sheet:              1996       1995       1994      1993     1993

Working Capital
 (Deficiency)           $  (318)    $ (115)    $  651    $  118    $   629
Total Assets              4,991       4,996     5,716     4,467      5,997
Total Liabilities         4,265       3,918     3,765     2,877      3,921
Long Term
  Obligations
  and Series A
  Redeemable
  Convertible
  Preferred Stock         1,176       1,586     1,657    2,013      2,112
Common and other
  Stockholders'
  Equity                    693         841     1,609    1,156      1,588

                  For the    For The    For The    For The      For The     For The
                   Year       Year       Year       Year      Nine Months   Year
                   Ended      Ended      Ended      Ended        Ended      Ended
                   DEC 31     DEC 31     DEC 31     DEC 31       DEC 31     MAR 31
                    1996       1995       1994       1993        1993        1993
                                                  (UNAUDITED)
Service Revenues  $ 11,195   $10,448    $12,756    $12,004      $8,062     $10,869
Costs & Expenses
 Service Costs       8,541     7,359      8,313      8,270       5,873       6,986
 SG&A                2,723     2,751      2,453      2,235       1,705       2,338
Retrospective
  insurance
  adjustment(1)       (379)      300        -          -           -           -
 Management Fees,
 (Related Party)       152       112         96        97          72          88
 Service and
 Guarantee fees,
 (Related Party)        -         -          50        50          -           -
 Interest Expense      275       255        211       270         206         260
 Deprec. & Amort.      452       480        622       686         491         591

Income(Loss)
 Before Taxes         (569)     (809)     1,061       396        (335)        606

Net Income(Loss)      (186)     (696)       535       (38)       (407)        292

Net Income(Loss)
 attributable
 to Common
 shareholders         (242)     (768)       453      (138)      (482)         192

Net income(Loss)
 per Common share    (.0005)  (.0013)      .0009    (.0002)    (.0009)      .0004


(1) See footnote 4 (Commitments and Contingencies) To the audited financial statements, and Items 3 and Item 7 for further discussions.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations.

     	General.
The Company expects a continued demand for its services in the foreseeable future. The oil refinery, petrochemical and chemical processing industries continue to rely on outside contractors for the performance of critical services. The limitations on growth are due to more competition, timing of
shutdowns at plant facilities and rescheduling of work by customers.   The
Company continues to recruit, hire and train additional employees and the Company's ability to continue to grow will depend, in part, on its ability to continue this process, and a stronger demand for the Company's services.

   	Periods ended December 31, 1996 and 1995.

The Company experienced an increase in 1996 revenues of 7% or $747,000. The increase in revenue was primarily attributable to rescheduling of 1995 work in the first quarter of 1996 and work subcontracted to affiliated companies on two large projects in the first quarter.

Cost of services as a percentage of service revenues was 76.3% and 70.4%, respectively, for the 1996 and 1995 fiscal years. The 5.9% increase in cost of goods sold (COGS) as a percentage of services revenues for the fiscal year 1996 is attributable to a 10.1% increase in direct service costs and a
decrease of 4.2% in indirect service costs.   The 10.1% increase in direct
costs is mainly attributable to work performed in the first and third
quarter of 1996.   Due in part to a shift of significant revenues from the
fourth quarter of 1995 to the first quarter of 1996, employee travel and overtime expenses and cost of hiring contract laborers increased direct costs significantly in the first quarter. The Company was unable to bill its customers the increased costs. The third quarter was a slow period in which services for catalyst handling were performed at low profit margins. The 4.2% decrease in indirect costs as a percentage of revenue is mainly attributable to the closing of the Company's Southern region office and the curtailment of the Company's Gulf Coast regional office.

For the fiscal year ended December 31, 1996, the Southern region office closure and the curtailment of the Gulf Coast office resulted in a reduction of administrative overhead of approximately $300,000 from 1995. In conjunction with the closing of these two offices, the Company increased its sales force in the Southwestern and Western regions. It also devoted more resources to pursuing international opportunities, incurring an additional $153,000 in selling, general & administrative (SG&A) costs for the year ended December 31, 1996 as compared to $64,000 in 1995. As a result of the increase in the sales force, overall SG&A expenses are comparable to prior year.

Interest expense increased $20,000 from $255,000 for the year ended
December 31, 1995 to $275,000 for the corresponding 1996 period. The increase is due to the increased utilization by the Company of its line of credit and a loan obtained in the fourth quarter to meet its working capital needs.

Depreciation and amortization decreased $28,000 from $480,000 for the year ended December 31, 1995 to $452,000 for the year ended December 31, 1996 due to older equipment being fully depreciated.

During the year ended December 31, 1995, the retrospective insurance premium adjustment was reduced to $175,000 from $300,000 in 1995. (See item 3; "Legal Proceedings") In addition, during the year ended December 31, 1996, the Company received a refund of approximately $254,000 due to better than expected workers' compensation and general liability losses for periods covered under the Company's previous insurance program.

For the fiscal year ended December 31, 1996, the Company had a pretax loss of $569,000 as compared to a pretax loss of $809,000 for the same period in 1995. The loss in 1996 is primarily due to the Company's increased cost of services in the first quarter of 1996 and lower than anticipated profit margins on services rendered. The pretax loss was reduced by insurance premium adjustments and refunds totaling approximately $379,000.


                      Periods ended December 31, 1995 and 1994

The Company experienced a decrease in 1995 revenues of 18% or $2,308,000. The decrease in revenue was primarily attributable to shifts in timing of refinery shutdowns and rescheduling of work which totaled approximately $4,240,000. Approximately $3,190,000 of the $4,240,000 was completed during the first quarter of 1996. Approximately, $1,050,00 of the $4,240,00 was
lost to competitors because the Company did not have the available manpower
and resources in 1996 to perform the rescheduled work.   During 1995, the
Company added 13 new customers with revenues of approximately $728,000.

The decline in revenues was also impacted by the uncertain economic conditions in Mexico which contributed to a decline in foreign revenues of approximately $400,000.

Cost of services as a percentage of service revenues were 70.4% and 65.2%, respectively, for the 1995 and 1994 fiscal years. The increase in COGS for the fiscal year 1995 was primarily attributable to a 4% increase in indirect service costs as a percentage of service revenues. 1995 indirect service costs remained approximately the same as 1994 while service revenues decreased 18% causing the indirect service costs as a percentage of service
revenues to increase 4%.   The Company's direct costs as a percentage of
service revenues for the years ended December 31, 1995 and 1994 are comparable.

Selling, general and administrative expenses increased from $2,453,000 for the year ended December 31, 1994 to $2,751,000 for the corresponding 1995 period. The expenses have also increased as a percentage of sales from 19.2% in 1994 to 26.3% in 1995. The largest factor in this increase was the opening of the Gulf Coast regional office in December 1994 which resulted in additional SG&A costs of approximately $270,000 for the year ended December 31, 1995.

Interest expense increased $44,000 from $211,000 for the year ended December 31, 1994 to $255,000 for the corresponding 1995 period. The increase was due to an increase in the financial institution debt by approximately $400,000 to finance equipment purchases.

Depreciation and amortization decreased $142,000 from $622,000 for the year ended December 31, 1994 to $480,000 for the year ended December 31, 1995 due to older equipment being fully depreciated.

For the fiscal year ended December 31, 1995, the Company had a pretax loss of $809,000 as compared to a pretax income of $1,061,000 for the same period in 1994. This is primarily due to the Company having a decrease in net service revenues. While net service revenues decreased 18% or $2,308,000, service costs and expenses decreased by only 11% or $954,000. In addition, the Company had an increase in selling, general & administrative expenses of $298,000 of which $270,000 was associated with the opening of the Gulf Coast regional office and incurred a retrospective insurance premium adjustment of $300,000. These additional costs in conjunction with the shortfall in revenues significantly contributed to the pretax loss of $809,000.



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


     	Liquidity and Capital Resources.

The Company had a working capital deficit of $(318,000) at December 31, 1996 as compared to a working capital deficit of $(115,000) at December 31, 1995. The decrease in working capital is primarily due to losses from operations.

During the year, the Company expended $219,000 for capital equipment. These expenditures were funded by cash on hand since no further amounts were available under the Company's loan agreement with FINOVA Capital Corporation ("FINOVA"), which had previously provided a loan facility for the Company to purchase capital equipment. At December 31, 1996, the balance of the FINOVA loan was $1,166,000.

The agreements with FINOVA (the "Loan Agreements") provide that within the 15 day period following its receipt of the annual financial statements of AEC and Incat, FINOVA may require that the principal amounts payable to
FINOVA be prepaid in an amount not to exceed 50% of AEC's Excess Cash
Flow during the preceding fiscal year. Excess Cash Flow is defined as the operating income of AEC and its subsidiaries, determined on a consolidated basis, before depreciation, amortization, interest, income taxes and management fees, reduced by capital expenditures and further reduced by (a) any payments of principal and/or interest to FINOVA and dividends to IST with respect to IST's repayment of its FINOVA loan and (b) interest on the Company's
revolving line of credit facility.   There was no excess cash flow for the
years ended December 31, 1995 and 1996.   The FINOVA loan is guaranteed by the
Company and Incat and secured by a security interests in all assets of AEC and Incat.

On March 31, 1997, the loan from FINOVA was amended and increased to include an additional $94,000 in long-term financing, which was used to repay certain accumulated dividends to IST. Additionally, the interest rate was reduced to 3% plus the prime rate in effect from time to time and the maturity date of the loan was extended from December 31, 1997 to March 31, 2000. Under the amended note, the loan is to be repaid in monthly principal and interest installments (approximately $19,000 in principal plus accrued interest) with all unpaid interest and principal due March 31, 2000. As a result of the amendment, the monthly amount required to service the Company's obligation to FINOVA was reduced from approximately $52,000 to approximately $26,000 per month assuming a current prime rate of 8.5%.

The FINOVA Loan Agreements require AEC to maintain, on a consolidated basis with its subsidiaries, a ratio of current assets to current liabilities of not less than .8-to-1 and a ratio of total debt to shareholders' equity of not more than 4-to-1 and a ratio of Operating Cash Flow to Annual Debt Service (as defined in the Loan Agreements) of at least 1.4-to-1. AEC was not in compliance with these covenants at December 31, 1996. However, FINOVA waived these requirements for the year ended December 31, 1996 and modified the ratio of Operating Cash Flow to Annual Debt Service to no less than 1.4 computed as of the end of each fiscal quarter rolling forward on a cumulative quarter basis to December 31, 1997, commencing with the
quarter ending March 31, 1997.   For 1998 and subsequent years, the Operating
Cash Flow to Annual Debt will be determined quarterly on a trailing 12 month
basis.   The Company believes it will remain in compliance with the covenants, as modified during the 1997 year.

In 1991, AES received $500,000 from IST in the form of a convertible debenture, which was subsequently converted into Series A preferred stock. In conjunction with these transactions, IST had a note payable to FINOVA ("the IST FINOVA note"), under which IST's Series A preferred stock of the Company was pledged as collateral. The Company had not classified the Series A preferred stock as Common and Other Stockholders' Equity due to the Company's redemption of shares of Series A preferred stock, the proceeds of which IST applied to repay the IST FINOVA Note. On March 31, 1997, IST repaid the FINOVA Note and the Company classified 11,657,000 shares of Series A redeemable preferred stock as equity.

The holder of Series A preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in monthly installments. The Company declared and paid $28,000, $44,000, and $54,000, of such dividends during the years ended December 31, 1996, 1995, and 1994, respectively. The holder of Series B preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in quarterly installments. The Company declared $28,000 of Series B dividends during each of the years ended December 31,
1996, 1995, and 1994.   Amounts to be paid in respect of dividends on and
redemption of the Series A and B Preferred Shares will be approximately
$33,000 for the year ending December 31, 1997.   At December 31, 1996, the
Company owed IST approximately $150,000 in cumulative and unpaid dividends on Series B preferred stock. Of this amount, $94,000 was paid subsequent to year-end to IST which then repaid the IST FINOVA Note.

During 1996, Incat had a $1,400,000 revolving working capital credit facility with Wells Fargo Bank (Texas) NA ("Wells Fargo"). In November 1996, interest on the credit facility was increased to 2.0% over prime (10.25% at
December 31, 1996) from the previous rate of prime plus 0.5%. The line is collateralized by Incat's accounts receivable and inventory and is guaranteed
by AEC.   $519,000 had been drawn at December 31, 1996.   Subsequent to
year-end, the Company received a commitment letter from Wells Fargo agreeing to extend the term of the credit facility to September 30, 1997. Wells Fargo agreed to increase the credit facility to $1,600,000 for the three months ended June 30, 1997 at which time the credit facility will return to $1,400,000. The interest rate will be 2.5% plus the prime rate in effect from time to time during the renewal period. The closing of the renewal is subject to certain conditions which the Company believes it will meet.

Wells Fargo requires Incat to comply with a variety of financial and operational covenants, including restrictions on the Company's ability to pay
dividends.   The Company was not in compliance with certain covenants and from September 30, 1996 through the date of this report, Wells Fargo has been advancing funds under the line pursuant to a forbearance agreement with the
Company.   In conjunction with the closing of the renewal of  the credit facility, Wells Fargo has agreed to waive all rights and remedies available pursuant to the working capital agreement and modify the covenants. Management believes the Company will remain in compliance with the modified covenants during 1997.

Net worth decreased from $841,000 at December 31, 1995 to $693,000 at December 31, 1996. The decrease is net of the classification of $94,000 from Series A Preferred stock to equity and due to losses from operations of $186,000 less dividends declared on preferred stock totaling $56,000.

After evaluating the economics of flow bin leasing operations, the Company subsequent to year end has entered into an agreement to sell its
flow bins for $500,000.    The proceeds  to be received in April and
May 1997 will be used for working capital and to purchase additional
equipment.   The Company has budgeted in excess of  $200,000 in
fiscal 1997 to purchase additional capital equipment.

Operating activities, proceeds from the Wells Fargo working capital facility and sale of flow bins combined with the Company's reduced term debt service requirements should result in the Company generating sufficient cash to provide for the Company's working capital needs during the coming year. However, given the highly competitive and cyclical nature of the catalyst handling industry, there are no assurances that the Company will not incur additional operating losses or need additional funding from other sources.
The Company currently has no plans to obtain additional funding. There are no assurances that its credit facility with Wells Fargo will be renewed on its expiration in September 1997 or that funds will be available from other sources if needed.


     Cash Flows for the Year Ended December 31, 1996.

The Company generated approximately $496,000 in cash flow from operations during the year ended December 31, 1996. Financing activities resulted in a $312,000 outflow of cash. The outflow of cash is primarily due to preferred stock redemption and dividends of $177,000, a net decrease in the line of credit of $206,000, and proceeds and payments of $425,000 and $354,000 from/on notes payable, respectively. The primary use of cash flow from investing activities was the purchase of equipment totaling $219,000.

     Cash Flows for the Year Ended December 31, 1995.

The Company generated approximately $614,000 in cash flow from operations up from $104,000 in 1994. The Company's reduction in trade and unbilled receivables was the major factor impacting the cash provided from operating
activities during the year ended December 31, 1995.   Financing  activities
resulted in an outflow of cash of approximately $66,000 primarily due to preferred stock redemptions and dividends of $177,000 and proceeds and payments of $425,000 and $313,000 from/on notes payable, respectively. Investing activities used cash of $488,000 to purchase equipment. The Company continued its commitment to investing in equipment.

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

     Impact of Recently Issued Accounting Standards.

In fiscal 1996, the Company adopted Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

In fiscal 1996, the Company adopted Financial Accounting Standards Board "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123. The pro forma effect on the Company's net loss and earnings per share by applying FAS 123 to the Company's stock options is insignificant.

     Effects of inflation

The effect of inflation has been minimal over the past three years and inflation is not expected to have a significant impact on the Company's operations in 1997.

     Certain Factors Influencing Results and Accuracy of Forward-Looking Statements

This 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as within the 10-K report generally. In addition, when used in this 10-K report, the words "believes" and "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Generally, these statements relate to business plans or strategies, or projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Such forward-looking statements are subject to a number of risks and uncertainties, some of which are briefly discussed in
Item 1 and 2, "Business and Properties"; Item 3, "Legal Proceedings" and above in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

Competition. The Company competes with numerous large and small companies, some of which have greater financial and other resources than the Company. Competition in the catalyst handling services is intense and is based on quality of service, price, safety considerations and availability of personnel.

Market Factors. The Company is dependent on the petroleum refining, petrochemical/chemical processing industries' reliance on outside contractors for the performance of catalyst handling services. In addition, the Company is and will continue to be affected by the timing and scheduling of shut downs by petroleum refineries and petrochemical/chemical plants, which causes fluctuations in quarterly operating results.

Availability of Management and Supervisory Personnel.  The Company
employs in its operations managerial personnel and project supervisors
with substantial experience and training.   The growth of the business will
depend on, and may be restricted by, its ability to retain these personnel and to recruit and train additional supervisory employees. The competition to recruit and retain qualified staff and managerial personnel is intense.

Potential Liability and Insurance. The operations of the Company involve significant risks of liability for personal injury and property damage.
While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. In addition, recent accidents within the petroleum refining and petrochemical/chemical industries may result in additional regulations of independent contractors serving those industries. The Company maintains workers compensation insurance, general liability insurance, auto liability insurance, and umbrella policies, but such insurance is subject to coverage limits. Such insurance includes, commencing in the current year, coverage of losses or liabilities relating to certain environmental damage or pollution. Although the Company believes that it conducts its operations prudently and that it minimizes its exposure to such risks, the Company could be materially adversely affected by a claim that was not covered or only partially covered by insurance. See Items 1 and 2; "Business and Properties" and Item 3; "Legal Proceedings".

Developments and Technology. The catalyst industry is characterized by developing technology. Changes in technology could affect catalyst consumption and the need for catalyst handling services as well as how catalyst services are providing. There are no assurances the Company will have exclusive rights to the tubular loader discussed in Item 1 and 2, "Business and Properties" or that other devices will not be developed by the Company's competitors.

Availability of Resources.  During the past two years, the Company
experienced operating losses.   While the Company has implemented various
changes in its operations, the losses have negatively affected the Company's available resources.

Item 8.	  Financial Statements and Supplementary Data


ADVANCED ENVIRONMENTAL SYSTEMS, INC.
REPORT ON AUDIT OF
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, 1994


	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations - For the Years Ended December 31, 1996, 1995, and 1994

Consolidated Statement of Changes in Common and Other Stockholders' Equity - For the Period from January 1, 1994 through December 31, 1996

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

Independent Auditor's Report on Supplementary Information

Schedule I - Financial Information of Registrant

Schedule II - Valuation and Qualifying Accounts




	INDEPENDENT AUDITOR'S REPORT





The Stockholders and Directors
Advanced Environmental Systems, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Advanced Environmental Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in common and other stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Environmental Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
February 21, 1997






             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS







                                                       December 31,
                                                      1996        1995


                                    ASSETS


Current Assets:

     Cash and cash equivalents                     $ 151,000    $ 186,000

     Trade accounts receivable, net of
          allowance for doubtful
          accounts of $40,000:
               Related companies                     161,000      154,000
               Other                               1,178,000    1,468,000
     Unbilled trade receivables                      203,000       17,000
     Income tax receivable, net                      488,000      201,000
     Asset held for sale                             157,000         -
     Deferred tax asset                              404,000      260,000
     Prepaid and other current assets                 62,000      168,000
               Total current assets                2,804,000    2,454,000

Property and Equipment, net                        1,179,000    1,538,000

Intangibles and Other Assets:
     Intangibles, net of accumulated
        amortization of $592,000 and
        $549,000, respectively                       958,000    1,001,000
     Other                                            50,000        3,000
               Total other assets                  1,008,000    1,004,000

Total Assets                                      $4,991,000   $4,996,000




                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Accounts payable, including payables
       to related companies of
       $282,000 and $407,000, respectively        $1,304,000    $ 904,000
     Revolving loans                                 519,000      725,000
     Current portion of long-term debt:
         Financial institutions                      184,000      348,000
         Related parties                             425,000        1,000
     Accrued expenses                                690,000      591,000
               Total current liabilities           3,122,000    2,569,000

Long-term Debt                                       982,000    1,171,000

Deferred Income Taxes                                161,000      178,000

Commitments and Contingencies (Note 4)

Redeemable Convertible Preferred Stock -
     Series A, 4,074,000 and 30,648,000 shares
          issued and outstanding, respectively;
          4,074,000 shares were redeemed subsequent
          to December 31, 1996                       33,000      237,000

Common and Other Stockholders' Equity:
    Preferred stock, $.0001 par value;
          750,000,000 shares authorized:
          36,249,000 and 24,592,000 shares
          of Series A and B issued and
          outstanding, respectively;
          liquidation preference of $295,000        96,000        2,000

   Common stock, $.0001 par value; 2,250,000,000
          shares authorized; 531,668,000 shares
          issued and outstanding                    53,000       53,000
   Additional paid-in capital                      548,000      548,000
   Retained earnings(deficit)                       (4,000)     238,000
           Total stockholders' equity              693,000      841,000

Total Liabilities and Stockholders' Equity      $4,991,000   $4,996,000

      See accompanying notes to these consolidated financial statements.




            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Years Ended
                                         December 31,
                              1996          1995        1994


Net Service Revenues     $11,195,000    $10,448,000  $12,756,000
Cost and Expenses:
   Service costs and
      expenses             8,541,000      7,359,000    8,313,000
   Selling, general
      and administrative   2,723,000      2,751,000    2,453,000
   Management fees,
      related party          152,000        112,000       96,000
  Interest, including
      interest paid to
      related parties of
      $15,000, $2,000,
      and $10,000,
      respectively           275,000        255,000      211,000
  Depreciation and
      amortization           452,000        480,000      622,000
  Retrospective insurance
      adjustments           (379,000)       300,000         -
         Total expenses   11,764,000     11,257,000   11,695,000

Income (Loss) Before
  Income Taxes              (569,000)      (809,000)   1,061,000

Income Tax Expense
  (Benefit)                 (383,000)      (113,000)     526,000

Net Income (Loss)           (186,000)      (696,000)     535,000

Dividends on Preferred
  Stock                      (56,000)       (72,000)     (82,000)

Net Income (Loss)
  Attributable to Common
  Stockholders             $(242,000)     $(768,000)   $ 453,000

Net Income (Loss) Per
  Common Share and
  Common Share
  Equivalent                $  (.0005)     $ (.0013)    $ .0009

Weighted Average Shares
  Outstanding               531,668,000   531,668,000  531,668,000


      See accompanying notes to these consolidated financial statements.



              ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN COMMON AND OTHER STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996



                              Series A and B
                              Preferred Stock       Common Stock
                            Shares    Amount      Shares     Amount

Balances, January 1, 1994  24,592,000  $ 2,000   531,668,000  $ 53,000

  Dividends on
    preferred stock          -           -            -         -
  Net income                 -           -            -         -

Balances, Dec. 31, 1994    24,592,000    2,000   531,668,000   53,000

  Dividends on
    preferred stock          -           -            -         -
  Net loss                   -           -            -         -

Balances, Dec. 31, 1995    24,592,000    2,000   531,668,000   53,000

  Transfer of preferred
    stock from redeemable
    classification         11,657,000   94,000        -         -
  Dividends on
    preferred stock          -           -            -         -
  Net loss                   -           -            -         -

Balances, Dec. 31, 1996    36,249,000  $96,000   531,668,000 $53,000

                                                                  Total
                               Additional      Retained        Stockholders'
                                Paid-in     Earnings(deficit)     Equity

Balances, January 1, 1994      $  548,000      $ 553,000         $1,156,000

  Dividends on
    preferred stock                -            (82,000)           (82,000)
  Net income                       -            535,000            535,000

Balances, Dec. 31, 1994         548,000       1,006,000          1,609,000
  Dividends on
    preferred stock                -            (72,000)           (72,000)
  Net loss                         -           (696,000)          (696,000)

Balances, Dec. 31, 1995         548,000         238,000            841,000

   Transfer of preferred
     stock from redeemable
     classification                -               -                94,000
  Dividends on
    preferred stock                -            (56,000)           (56,000)
  Net loss                         -           (186,000)          (186,000)

Balances, Dec. 31, 1996      $ 548,000         $ (4,000)         $ 693,000


           See accompanying notes to these consolidated financial statements.





            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended
                                                    December 31,
                                             1996       1995       1994

Cash Flows from Operating Activities:
  Net income (loss)                     $(186,000)  $(696,000)  $ 535,000
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Depreciation and amortization      452,000      480,000     622,000
      Loss on sale of equipment           12,000          -         6,000
      Deferred income tax expense
        (benefit)                       (310,000)    (213,000)     66,000
      Changes in operating assets
        and liabilities:
        Decrease (increase) in:
          Trade accounts receivable      284,000      875,000  (1,403,000)
          Unbilled trade receivables    (186,000)     172,000    (189,000)
          Prepaid expenses and other      59,000       (3,000)    (27,000)
          Income tax receivables        (140,000)    (109,000)    (92,000)
        Increase (decrease) in:
          Accounts payable               412,000      (24,000)    640,000
          Accrued expenses                99,000      132,000     (42,000)
          Income taxes payables             -             -       (12,000)
      Net cash provided by operating
        activities                       496,000      614,000     104,000

Cash Flows from Investing Activities:
    Purchase of property and equipment  (219,000)    (488,000)   (244,000)

Cash Flows from Financing Activities:
    Proceeds from revolving
      line-of-credit                  11,998,000    4,910,000   8,982,000
    Repayments on revolving
      line-of-credit                 (12,204,000)  (4,911,000) (8,193,000)
    Proceeds from notes payable          425,000      425,000        -
    Repayments of notes payable         (354,000)    (313,000)   (469,000)
    Redemption of Series A
      preferred stock                   (121,000)    (105,000)    (92,000)
    Dividends declared                   (56,000)     (72,000)    (82,000)
      Net cash provided by (used in)
        financing activities            (312,000)     (66,000)    146,000

Increase (Decrease) in Cash
     and Cash Equivalents                (35,000)      60,000       6,000

Cash and Cash Equivalents,
   beginning of year                     186,000      126,000     120,000

Cash and Cash Equivalents,
   end of year                         $ 151,000    $ 186,000   $ 126,000


Supplemental Disclosures of Cash Flow
     Information:


     Cash paid for income taxes       $    -        $ 203,000   $ 283,000

     Cash paid for interest           $ 261,000     $ 327,000   $ 219,000

     Equipment purchased through
       capital leases                 $    -        $  63,000   $   -


      See accompanying notes to these consolidated financial statements.


        ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING POLICIES:

Nature of Operations - Advanced Environmental Systems, Inc. (AES) was incorporated in New York. AES and its subsidiaries are collectively referred to as the Company. The Company performs catalyst handling services for the refining petrochemical and chemical industries. Divisions of the Company operate or market services in primarily southwest and western United States, South and Central America, the Caribbean, and Asia. Industrial Services Technologies, Inc. (IST) owns approximately 62% of the common stock of the Company and all of the preferred stock.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of AES and its subsidiaries, which include Advanced Energy Corporation (AEC), which is principally a corporate vehicle through which AES acquired International Catalyst, Inc. (Incat), the operating company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Asset Held for Sale - Subsequent to year-end, the Company entered into an agreement to sell its flow bin equipment for $500,000. The Company has segregated these assets held for sale on the balance sheet. At December 31, 1996, this equipment had a net book value of approximately $157,000.

Intangibles - Intangibles consist primarily of the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of Incat. This goodwill is being amortized over 30 years on a straight-line basis. The Company periodically reviews the recoverability of goodwill based on expected future income. Due to operating losses in the past two years, if such losses were to continue, it is reasonably possible the Company's estimate in connection with the recovery of goodwill and/or its remaining life would materially change within the forthcoming year. If the results of such an assessment indicates that goodwill is impaired, or its life is less than its remaining term, the amount of the impairment will be expensed, or the remaining amortization period will be decreased.

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

Impairment of Long-Lived Assets - In fiscal 1996, the Company adopted Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to
market value or discounted cash flow value is required.   Adoption of FAS 121
had no effect on the December 31, 1996 financial statements.

Stock-Based Compensation - In fiscal 1996, the Company adopted Financial Accounting Standards Board "Accounting for Stock-Based Compensation"
(FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.

Net Income (Loss) per Common Share - Net income (loss) per common share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common and common equivalent shares outstanding during each period. Common stock options outstanding and common stock which would be issued upon conversion of preferred stock are not included in the computations because their effect would be antidilutive or would not be material.

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

2.	PROPERTY AND EQUIPMENT:

Property and equipment is summarized by major classifications as follows:



                             	DECEMBER 31,       DECEMBER 31,
                                	1996	               1995

Equipment                     $	2,992,000        	3,453,000
Furniture and fixtures           	313,000          	352,000
Transportation equipment         	391,000          	391,000
                               	3,696,000        	4,196,000
Accumulated depreciation      	(2,517,000)      	(2,658,000)
                              $	1,179,000       $	1,538,000

Depreciation expense charged to operations was $409,000, $439,000, and $524,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


3.	RELATED PARTY TRANSACTIONS:

The Company paid IST management fees of $152,000, $112,000, and $96,000 during the years ended December 31, 1996, 1995, and 1994, respectively. Pursuant to the Company's loan agreement with a financial institution, future management fees to IST are limited to $180,000 annually.

The Company has retained a stock transfer agent of which a major stockholder is also a stockholder of IST. Fees paid to the stock transfer agent were not significant. A director of the stock transfer agent is also a director of the Company.

The Company has an annual lease, which expired December 31, 1996, for a regional facility with a company controlled by certain officers and directors of the Company and/or IST. The Company has paid lease costs of approximately $39,000, each of the years ended December 31, 1996, 1995, and 1994.

See Notes 5 and 6 for additional related party transactions.


4.	COMMITMENTS AND CONTINGENCIES:

Operating Leases - Incat has entered into operating leases for operating facilities and vehicles for various periods through 1996. Total rent expense on these leases for the year ended December 31, 1996, 1995, and 1994, was approximately $333,000, $382,000, and $364,000, respectively. Non-cancelable future minimum lease commitments under these leases are as follows:


	YEARS ENDED
	DECEMBER 31,


    1997            $	275,000
    1998             	193,000
    1999              	85,000
    2000               	3,000

                    $	556,000


Contingencies - Various claims arising in the ordinary course of business are pending against the Company. To the extent any liability may exist with respect to these claims, the Company believes that resolution of these matters would be covered by its workers' compensation and general liability insurance carriers. The initial premiums paid with respect to these policies are subject to adjustment based on certain components plus losses during the applicable policy periods. Based on current estimates prepared by the Company's insurers, the Company adjusted its retrospective insurance premium accrual from $300,000 as of December 31, 1995 to $175,000 at December 31, 1996. This amount is reflected in accrued expenses and represents a general reserve pending the resolution of these claims incidental to the Company's business. However, due to the uncertainty of various factual and legal issues which may affect these matters, there can be no assurance as to the ultimate outcome of these matters or the adequacy of the amount reserved.


5.	STOCKHOLDERS' EQUITY:

In 1991, AES received $500,000 from IST in the form of a convertible debenture, which was subsequently converted into Series A preferred stock. In conjunction with these transactions, IST has a note payable to a financial institution, under which the Series A preferred stock and other stockholders' equity was pledged as collateral. The Company had not classified the Series
A preferred stock as Common and Other Stockholder's Equity due to AES redeeming preferred stock and IST applying those funds to repay the IST note. Subsequent to year-end, IST repaid the financial institution note which has enabled the Company to classify 11,657,000 shares of Series A redeemable preferred stock as equity.

The holder of Series A preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in monthly installments. The Company declared and paid $28,000, $44,000, and $54,000, of such dividends during the years ended December 31, 1996, 1995, and 1994, respectively. The holder of Series B preferred stock is entitled to receive cumulative cash dividends of 14% per annum, payable in quarterly installments. The Company declared $28,000 of such dividends during each of the years ended December 31, 1996, 1995, and 1994. At December 31, 1996, the Company owed IST approximately $150,000 in cumulative and unpaid dividends on the Series B preferred stock, which is included in accounts payable, related party. Of this amount, $94,000 was paid subsequent to year-end to IST. In connection with the financial institution debt amendment (Note 6), IST repaid its financial institution note.

At December 31, 1996, 15,731,000 shares of Series A preferred stock and 24,592,000 Series B preferred stock were outstanding. Both Series A and Series B preferred stock have a liquidation preference of $.008133 per share plus any unpaid accrued dividends. Each share of the Series A and Series B preferred stock is convertible into one share of common stock at the option of the holder. The Company may redeem all or any part of the Series A and Series B preferred stock at $.008133 per share. During the years ended December 31, 1996, 1995, and 1994, 14,917,000, 12,969,000, and 11,265,000
shares of Series A preferred stock were redeemed, respectively. Subsequent to year-end, 4,074,000 shares of Series A preferred stock were redeemed.

As of December 31, 1996, the remaining 709,677,000 shares of authorized preferred stock may be issued in such series and preferences as determined by the Board of Directors.

Stock Option Plan - The Company has a Stock Option Plan under which 25,000,000 shares of common stock have been reserved for issuance. During fiscal 1991, the Company granted options to purchase 18,261,013 shares of common stock at $.015 per share. As of December 31, 1996, 7,028,594 options were forfeited by employees no longer employed by the Company, and 163,129 options have been exercised, leaving 11,069,290 options outstanding. Options are exercisable for a seven-year period from the date of the grant. As of December 31, 1996, all outstanding options were exercisable.

In 1995, the Board of Directors changed the exercise price of all outstanding options from $.015 to $.008. All other option terms remained unchanged. The pro forma effect on the Company's net loss and earnings per share by applying FAS 123 to these repriced options is insignificant.


6.	NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consisted of the following:



                                                	December 31,
                                             	1996         	1995

Related Parties

Note to shareholder.  The note accrued
interest at prime plus 2% (10.25% at
December 31, 1996) and was repaid in
January 1997.                              $	425,000       $    -


Note to shareholder.  The note bears
interest at 10% and is due on demand.         	-             	1,000

                                           $	425,000        $	1,000


Financial Institutions


Notes payable to a financial institution
with interest at prime plus 3.5% (11.75%
at December 31, 1996). The loan is
collateralized by substantially all
assets of the Company.                  $	1,166,000     $	1,458,000

Other                                        	-             	61,000
                                         	1,166,000      	1,519,000

Less current portion                      	(184,000)      	(348,000)

                                          $	982,000     $	1,171,000


Long-term debt maturities excluding prepayment rights and redemptions of Series A preferred stock are as follows:

	YEARS ENDED
	DECEMBER 31,

    1997                                                   $	184,000
    1998                                                    	235,000
    1999                                                    	235,000
    2000                                                    	512,000

                                                         $	1,166,000

Subsequent to year-end, the above note with the financial institution was amended and increased to include an additional $94,000 in long-term financing, which was used to repay certain accumulated dividends to IST. Additionally the interest rate was reduced to 3% plus the prime rate in effect from time to time. Under the amended note, the above balance is to be repaid in monthly principal and interest installments (approximating $19,000 in principal plus accrued interest) with all unpaid interest and principal due March 31, 2000. The financial institution may require AEC to prepay the outstanding balance based upon 50% of annual excess cash flows as defined in the agreement. In 1996, there were no excess cash flows.

Incat has a $1,400,000 line-of-credit with a financial institution, renewable annually in July, with interest at prime plus 2% (totaling 10.25% at December 31, 1996) collateralized by Incat's accounts receivable and inventory and guaranteed by AEC, of which $519,000 has been drawn at December 31, 1996. Subsequent to year-end, the Company received a commitment letter from the financial institution agreeing to extend the term of the line-of-credit to September 30, 1997 and modify its covenants. The financial institution agreed to increase the line-of-credit to $1,600,000 for the three months ended June 30, 1997 at which time the line-of-credit will return to $1,400,000. The interest rate was changed to 2.5% plus the prime rate in effect from time to time during the renewal period. The closing of the renewal is subject to certain conditions which management believes it will meet.

The Company's notes payable and the line-of-credit with financial institutions have various financial and operational covenants and restrictions as to the Company's ability to pay dividends. The Company was not in compliance with
certain covenants as of year-end on its notes and line-of-credit.    The
covenants that pertain to the line-of-credit and notes payable were modified subsequent to year-end and as such, management believes the Company will remain in compliance with the modified covenants during 1997.


7.	INCOME TAXES:

The provision for income taxes consists of the following:


                                       YEAR ENDED DECEMBER 31,
                                   	1996       	1995       	1994


Current:
      Federal                   $	(96,000)  $   	-      $	265,000
      State                      	(14,000)      	-        	83,000
      Foreign                     	37,000    	100,000    	112,000

                                  (73,000)   	100,000    	460,000

Deferred - Federal              	(310,000)  	(213,000)    	66,000

Income tax expense (benefit)   $	(383,000) $	(113,000)  $	526,000


The actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. Federal corporate income tax rate of 35% for the years ended December 31, 1996 and 1995 and 34% for all previous periods) as follows:



                                    	1996          	1995          	1994

Computed "expected" tax expense
  (benefit)                      $	(199,000)    $	(275,000)     $	361,000
State income taxes, net of
  Federal income tax benefit       	(14,000)      	(27,000)       	55,000
Foreign income taxes                	37,000       	100,000       	112,000
Non-deductible expenses             	28,000        	85,000        	98,000
Other                             	(235,000)        	4,000      	(100,000)

                                 $	(383,000)    $	(113,000)     $	526,000

The components of the Company's deferred tax assets and liabilities at December 31, 1996 are as follows:


Current deferred tax assets (liabilities):
      Net operating loss                                        $	271,000
      Prepaid expenses                                           	(25,000)
      Vacation accrual reserve                                    	45,000
      Other                                                      	113,000

      Net current deferred tax asset                            $	404,000

      Long-term deferred tax liability - depreciation
           and capital lease treatments                         $	161,000


As of December 31, 1996, the Company has income tax loss carryforwards of approximately $678,000, which will expire in the year 2011. The Company has estimated that loss will be utilized to offset future income. Therefore, it has been recorded as a deferred asset.


8.	401(K) PLAN:

Several affiliates of IST, including the Company, have a 401(k) plan. All active, full-time, non-union employees are eligible to participate in the plan after 1,000 hours of service. Employees may make before-tax contributions from 1% to 15% of total compensation with a maximum contribution of $9,500. Employer matching contributions are made at the discretion of the board of directors, and may not exceed 3% of the employee's compensation. Employees are fully vested in their individual contributions and vest in company matching contributions at a rate of 20% per year (fully vested after 5 years). The Company made matching contributions to the plan totaling approximately $-0-, $-0-, and $34,000 during the years ended December 31, 1996, 1995, and 1994.


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


                             	1996	             	1995

Asia                      $    -            $  	339,000
North America              	1,339,000        	1,283,000

                          $	1,339,000       $	1,622,000

As of December 31, 1996, the Company had receivable balances due from customers which represented 14%, 17%, and 32% of the total accounts receivable balance.

For the years ended December 31, 1996, 1995, and 1994, the Company had sales with customers which represented the following percentage of total revenues for each year:

                            	1996	      	1995        	1994

Customer 1                   	17%        	6%          	11%
Customer 2                   	27%        	3%           	3%
Customer 3                    	1%       	11%          	12%



Information about the Company's sales in the United States and international markets is presented below:

	REGION                             	1996	         1995            	1994

United States                   $	10,458,000    $	9,992,000     $	11,784,000
Central America and Caribbean        	-             	-              	413,000
Asia                                	287,000       	335,000         	381,000
South America                       	450,000       	121,000         	178,000

                                $	11,195,000   $	10,448,000     $	12,756,000


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




	INDEPENDENT AUDITOR'S REPORT
	ON SUPPLEMENTARY INFORMATION



Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules to the consolidated financial statements referred to in the index are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information for the year ended December 31, 1996, 1995, and 1994 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, such information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP



February 21, 1997
Denver, Colorado




ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                           CONDENSED BALANCE SHEETS



                                         December 31,      December 31,
                                            1996               1995


                                    ASSETS

Current Assets:
     Due from subsidiaries                 $359,000           $ 76,000
     Prepaid and other current assets         3,000              3,000
               Total current assets         362,000             79,000

Other Assets:
     Investment in subsidiaries             879,000          1,202.000

Total Assets                             $1,241,000         $1,281,000



                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

    Related party accounts payable      $   4,000         $   114,000
    Related party notes payable           425,000               1,000
    Related party accrued expenses
      and other current liabilities        86,000              88,000
          Total current liabilities       515,000             203,000

Redeemable Convertible Preferred Stock:
     Series A $.0001 par value; 4,074,000
       and 30,648,000 shares issued and
       outstanding, respectively;
       4,074,000 shares were redeemed
       subsequent to December 31, 1996      33,000           237,000

Common and Other Stockholders' Equity:
    Preferred stock, $.0001 par value,
      750,000,000 shares authorized
      36,249,000 and 24,592,000 shares
      of Series A and B issued and
      outstanding, respectively;
      liquidation preference of
      $295,000                              96,000            2,000

   Common stock, $.0001 par value;
      2,250,000,000 shares authorized;
      531,668,000 shares issued and
      outstanding, respectively             53,000           53,000
   Additional paid-in capital              548,000          548,000
   Retained earnings(deficit)               (4,000)         238,000
         Total stockholders' equity        693,000          841,000

Total Liabilities and Stockholders'
   Equity                               $1,241,000       $1,281,000




            ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                      CONDENSED STATEMENTS OF OPERATIONS


                                              For the Year Ended
                                                  December 31,
                                       1996          1995         1994

Equity in undistributed earnings
     (loss) of subsidiaries            $(323,000)  $(836,000)    $409,000
Dividend income                          149,000     142,000      146,000
General, selling and administrative       (2,000)     (3,000)     (15,000)
Interest expense                         (15,000)        -           -
Income tax (expense) benefit               5,000       1,000       (5,000)

Net income (loss)                      $(186,000)  $(696,000)    $535,000





             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE I - FINANCIAL INFORMATION OF REGISTRANT -
                      CONDENSED STATEMENTS OF CASH FLOWS


                                              For the Year Ended
                                                  December 31,
                                         1996         1995         1994


Cash Flows from Operating Activities:
   Net income (loss)                  $(186,000)   $(696,000)   $ 535,000
   Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
       Equity in undistributed
        (earnings)losses of
        subsidiaries                   323,000       836,000     (409,000)
       Amortization                       -            2,000        2,000
       Decrease (increase) in:
         Due from subsidiaries        (283,000)       46,000      (25,000)
       Increase (decrease) in:
         Accounts payable:
           Trade                          -           (1,000)     (34,000)
           Related party              (110,000)       28,000       86,000
       Related party accrued
         expenses and liabilities        9,000       (12,000)      23,000
       Net cash provided by (used
           in) operating activities   (247,000)      203,000      178,000

Cash Flows from Financing Activities:
     Proceeds from related party debt  425,000          -            -
     Repayment of related party debt    (1,000)     (26,000)      (4,000)
     Redemption of preferred stock    (121,000)    (105,000)     (92,000)
     Dividends declared                (56,000)     (72,000)     (82,000)
          Net cash provided by (used
             in) financing activities  247,000     (203,000)    (178,000)

Decrease in Cash and Cash Equivalents     -             -            -

Cash and Cash Equivalents,
    beginning of period                   -             -            -

Cash and Cash Equivalents,
    end of period                    $    -         $   -         $  -





             ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER  31, 1996, 1995 and 1994



                    Balance at   Charged to  Charged to              Balance at
                    Beginning    Costs and     Other                   End of
Classification      of Period    Expenses    Accounts    Deductions    Period

Year Ended
  Dec 31, 1996:

    Excess of
     purchase price
     over the value
     of assets
     acquired      $ 204,000   $  42,000       $   -      $    -     $ 246,000
    Deferred loan
     fees            157,000       1,000           -           -       158,000
    License rights   158,000         -             -           -       158,000
    Other             30,000        -              -           -        30,000

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

	(a)(1)(2)  See Item 8.

	(b)        Reports on Form 8-K.
A form 8-K was filed on December 11, 1996. Exhibits are incorporated herein by reference.

	(c)        See the Exhibit Index.


                                 	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      			ADVANCED ENVIRONMENTAL SYSTEMS, INC.

Date:  April 14, 1997          			By: /s/ J. Daniel Bell
                                      J. Daniel Bell, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 1997	            By: /s/ J. Daniel Bell
			                                  J. Daniel Bell, President and
				        			                         Director


Date:  April 14, 1997             By: /s/ Alfred O. Brehmer
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

10(i)          Loan and Security Agreement between FINOVA Capital Corporation
          f/k/a Greyhound Financial Corporation ("Greyhound")and AEC dated August 16, 1988, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(j)          Corporate Guarantee and Subordination Agreement between Incat and Greyhound dated August 16, 1988, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(k)          Security Agreement between Incat and Greyhound dated
          August 16, 1988, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

10(l)           Guarantee and Subordination Agreement between the Company
           and Greyhound, filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-7107-NY), which Exhibit is incorporated herein by reference.

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

10(p)(p)(i)  Loan Agreement and Promissory Note dated July 31, 1995 between
          Incat and First Interstate Bank of Texas filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.


10(p)(p)(ii)  Commitment Letter dated April 1, 1997 between Incat and Wells
          Fargo filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(q)(q)	  Lease dated January 1, 1996 between Incat and Allen & Cameron filed as an Exhibit to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1995, which Exhibit is incorporated herein by reference.

10(r)(r)   Lease dated January 1996 between Larry W. Eubanks and Incat filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.

10(s)(s)  Asset Sale Agreement between Incat and
         Federal Container Corporation filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(t)(t)(i) Fourth Amendment to Loan and Loan Document between AEC and FINOVA filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(t)(t)(ii) Note between AEC and FINOVA filed as an Exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996.

10(t)(t)(iii) Second Amendment to Guarantees between Incat and FINOVA filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(t)(t)(iv) Second Amendment to Guarantees between AES and FINOVA filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(u)(u)(i)   Loan Agreement dated November 25, 1996 by and between
        Advanced Environmental Systems, Inc. and Carylyn K. Bell filed as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1996, which Exhibit is incorporated herein by reference.

10(u)(u)(ii) Promissory Note dated November 25, 1996 in the amount of $425,000 from Advanced Environmental Systems,
        Inc. to Carylyn K. Bell filed as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1996, which is incorporated herein by reference.

10(u)(u)(iii) Security Agreement dated November 25, 1996 by and between Advanced Environmental Systems, Inc. and Carylyn K. Bell filed as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1996, which is incorporated herein by reference.

10(u)(u)(iv)  Guaranty dated November 25, 1996 by Industrial
       Services Technologies, Inc. and for the benefit of Carylyn K. Bell filed as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1996, which is incorporated herein by reference.


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



EXHIBT 10(p)(p)(ii)


WELLS FARGO BANK (TEXAS), N.A.
Commercial Banking
P.O. Box 3326
Houston, TX  77253-3326
(713) 250-4826


COMMITMENT LETTER


April 1, 1997

Mr. Gary L. Schmitt, V. P., Finance
International Catalyst, Inc.
370 17th Street, Suite 2300
Denver, CO 80202-4614


Dear Gary:

As you are aware, the current Forbearance Agreement between International Catalyst, Inc. (the "Borrower") and Wells Fargo Bank (Texas), N.A. (the "Lender") expired 3/31/97, placing International Catalyst in immediate violation of several financial covenants in the current Loan Agreement for the Revolving Line of Credit which expires 4/30/97. Wells Fargo has chosen not to pursue the remedies available to it under the Loan Agreement in anticipation of the early renewal and restructure of the Revolving Line of Credit according to the terms and provisions described in the attached Summary of Principal Terms and Conditions.

Pursuant to our standard lending policy, the following matters are applicable to this commitment and will be applicable to the proposed credit facility:

AGREEMENT FOR BINDING ARBITRATION. The parties agree to be bound by the terms and provisions of the Arbitration Program which is incorporated by reference herein and is acknowledged as received by the parties pursuant to which any and all disputes shall be resolved by mandatory binding arbitration upon the request of any party.

NO ORAL AGREEMENTS. To the extent allowed by law, the parties hereto agree to be bound by the terms of the following notice: NOTICE:

THIS PROPOSED WRITTEN COMMITMENT REPRESENTS THE
FINAL AGREEMENT BETWEEN THE PARTIES REGARDING THE

COMMITMENT  AND  MAY  NOT  BE  CONTRADICTED  BY
EVIDENCE  OF  PRIOR CONTEMPORANEOUS, OR SUBSEQUENT
ORAL AGREEMENTS OF THE PARTIES.  THERE ARE
NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES
RELATING TO THIS PROPOSED LOAN.

We at Wells Fargo Bank appreciate the opportunity to provide this proposal to you and look forward to continuing our relationship. Please contact me with any questions you may have concerning this proposal.



Very truly yours,

Wells Fargo Bank (Texas), N.A.


By: /s/ Tom Caver
Name:  Thomas F. Caver, III
Title:	Assistant Vice President

ACCEPTED AND AGREED TO THIS ____ DAY OF APRIL, 1997

International Catalyst, Inc.


By:
Name:  Gary L. Schmitt


ACCEPTANCE RECEIVED AND COMMITMENT EFFECTIVE ON
THIS _____ DAY OF APRIL, 1997.

WELLS, FARGO BANK(TEXAS), N.A.


By:
Name:  Thomas F. Caver, III
Title:  Assistant Vice President



SUMMARY OF PRINCIPAL TERMS AND CONDITIONS
Attachment to April 1, 1997 letter from
Wells Fargo Bank (Texas), N.A. to
International Catalyst, Inc.


This credit facility will be subject to a comprehensive loan agreement that will include, but shall not be limited to, the following terms and conditions:

1.	Lender(s): Wells Fargo Bank (Texas), N.A.

2.	Borrower(s): International Catalyst, Inc.

3.Amount and Term:
Revolving Line of Credit with a maximum commitment amount of $1,600,000.00 to June, 30, 1997. The maximum commitment amount will decrease to $1,400,000.00 effective July 1, 1997 through expiration of the commitment on September 30, 1997.

4.Interest Rate and Fees:Interest will accrue on the outstanding principal balance at Lender's Prime Rate + 21/2 %, floating. An Unused Portion Fee of 1/2 % per annum will accrue daily on that portion of the commitment amount less the outstanding principal balance.


5. Repayment: Monthly payments to consist of accrued interest and unused portion fees will be automatically debited from the Borrower's operating account.

6.Events of Default: Those customarily in Lender's documents and others appropriate to the specific transaction, including failure to pay, breach of representations or warranties, default in covenant performance, default by guarantors under guaranties, default in other debt, final judgments that are not stayed, bankruptcy, insolvency, reorganization, appointment of trustees or receivers, writs of attachment and the like material adverse changes.

7. Guarantors: This credit facility will have the continuing and unlimited guaranty of Advanced Energy Corporation ("AEC").

8. Security: The subject credit facility will be secured by a first security interest in all of Borrower's existing and future accounts receivable.

9. Collateral Inspections: The proposed revolving credit facility will be subject to the satisfactory review by Lender or Lender's representatives of the Borrower's accounting systems and books and records no more than two times in a twelve month period during the term of the revolving line.

10. Borrowing Formula: Advances will be restricted by a Borrowing Base that will allow principal advances of up to 80% against eligible accounts receivable acceptable to the Lender, at the Lender's sole discretion, up to the maximum commitment amount. Eligible accounts receivable will generally include receivables due to the Borrower aged less than 90 days from invoice, less standard excluded accounts as defined by Lender. Lender may, at Lender's sole discretion, allow certain otherwise ineligible accounts to be included in the Borrowing Base upon written request of the Borrower, such exceptions to be evidenced in writing by Lender.

11. Credit Purposes: Advances under the Revolving Line will only be used for legitimate business activities of the Borrower.

12. Financial and Other Material Covenants: Usual and customary for financing of this type, including, but not limited to:

	Borrower will provide to Lender annual audited financial statements of the Borrower within 120 days of each fiscal year end. Audited financial statements of the Borrowers parent, Advanced Environmental Systems, can be provided as a substitute.

	Borrower will provide to Lender monthly financial statements, accounts receivable and payable agings, Certificate of No Default and Borrowing base Certificate of Borrower, within 30 days of each month end.

Borrower will provide to Lender monthly consolidated financial statements of Advanced Energy Corp. and Advanced Environmental Systems, Inc.
within 30 days of month end.

	Capital expenditures limited to no more than $350,000 per fiscal year without the Bank's written consent.

	Two consecutive fiscal quarter net losses constitutes an event of default.

	No dividends unless Borrower is in compliance with loan agreement.

	Quarterly dividend distributions will be limited to the lesser of $125,000 or the amount necessary to meet AEC's fixed debt service obligations to
FINOVA.

	Borrower will maintain a minimum ratio of current assets to current
liabilities of 1.00 to 0.75 as of each fiscal month end	through April 30,
1997.  From May 31, 1997, through September 30, 1997, the ratio will
1998.  be 1.00 to 1.00.

	Borrower will maintain a maximum ratio of total liabilities to tangible net
worth of 4.75 to 1.00 as of 4/30/97, 4.50 to	1.00 as of 5/31/97, 4.25 to
1.0 as of 6/30/97, 4.00 to 1.00 as of 7/31/97, 3.75 to 1.00 as of 8/31/97,
and 3.50 to 1.00 as of 9/30/97.

	Borrower will maintain a tangible net worth of at least $1,000,000 as of 4/30/97 through 5/31/97, and $1,100,000 as of 6/30/97 through 9/30/97.

	Borrower will be required to maintain a lockbox with cash collateral account.

13. Documentation: The obligations of the parties are subject in all respects to the preparation and execution of documents acceptable to and satisfactory in form and substance to Lender in its sole discretion, which documents will supersede this commitment letter. Additionally, Borrower agrees to bear the cost of any and all legal fees and other expenses incurred by Lender in connection with this transaction. These fees will be payable at Lender's request and in any event no later than the date of execution and delivery of loan documents.

14. Additional Terms and Conditions: This proposal is subject to the satisfactory closing, in Lender's sole judgment, of certain commitments made by Borrower to Lender to sell certain assets described as catalyst flow bins for the purpose of raising additional liquid working capital for the Borrower.

15. Representations and Warranties: Those usually in Lender's credit facilities of this type and others appropriate to the specific transaction, including representations related to due organization, financial statement accuracy, enforceability of obligations, authorization and power, litigation, other debt, title to properties, purpose of credit, solvency, ownership and existence of subsidiaries, judgments and governmental consents and approvals.

16. Conditions of Funding: Obligations to fund are subject to, in Lender's sole judgment, no material adverse change having occurred in the financial condition, business or operations of the Borrower or any Guarantor, or in the assets, liabilities and properties thereof, or no material threatened or pending litigation adversely affecting them or their property.

This proposal and any subsequent obligation to fund is voidable at Lender's option if the Borrower or any Guarantor is insolvent or is voluntarily or involuntarily involved in bankruptcy or similar proceedings as debtor, if a trustee or receiver is appointed for any of its or his property, if a judgment is entered that it or he is bankrupt, or if an assignment is made for the benefit of creditors.

17. Expiration: This proposal is not assignable and will expire if not accepted by April 15, 1997.

18. Closing Date: This proposal will expire by its terms on April 30, 1997, unless closing of the subject facility(s) has sooner occurred.

19. Governing Law: This proposal will be governed by and construed in accordance with the laws of the State of Texas and Federal laws of the United States of America.





EXHIBIT 10 (s)(s)


	ASSET SALE AGREEMENT
	BETWEEN
	FEDERAL CONTAINER CORPORATION, AS BUYER
	AND
	INTERNATIONAL CATALYST, INC., AS SELLER


	This Asset Sale Agreement (the "Agreement") is made the 11th day of April, 1997, by and between Federal Container Corporation, a Delaware corporation ("Buyer"), and International Catalyst, Inc., a Nevada corporation ("Seller"). Seller and Buyer are sometimes referred to collectively herein as the "Parties".


	Recitals

1. Seller desires to withdraw from the direct leasing of carbon steel, intermediate bulk containers, used for the transportation of catalysts ("Flo Bins"), and accordingly, seeks to sell its entire fleet of Flo Bins on the terms and conditions hereinafter set forth; and

2. Buyer, whose primary business is the direct leasing of Flo Bins, desires to purchase Seller's entire fleet of Flo Bins with the understanding that it will enter into a long-term agreement with Seller to provide Flo Bins to meet Seller's reasonable needs.

	NOW, THEREFORE, in consideration of the Recitals and the mutual promises of the Parties and in reliance on the representations, warranties and covenants hereinafter set forth, the Parties agree as follows:


	Section 1.  Sale and Transfer of Assets

1.1 Assets to be Sold. On April 22, 1997 (the "Closing Date"), and subject to the terms and conditions of this Agreement, Buyer shall purchase from Seller, and Seller shall sell, transfer, convey and deliver to Buyer, all its right, title and interest in and to the Flo Bins listed on Schedules 1.1(a) and 1.1(b),subject to the right of Seller to collect and retain all rental income earned by or accrued to and including May 30, 1997 from the Flo Bins listed on Schedule 1.1(b), free and clear of all liabilities, obligations, liens and encumbrances, except as expressly provided otherwise to the contrary herein.

1.2  Purchase Price; Transfer Taxes.  As consideration for the
Flo Bins to be purchased by Buyer pursuant to this Agreement, Buyer shall pay to Seller a total of $500,000 (the "Purchase Price") payable as follows:

(a) $350,000 by wire transfer to the account of Seller on the Closing Date (the "First Cash Payment").

(b) $150,000 by wire transfer to the account of Seller on May 30, 1997 (the "Second Cash Payment").

	Any use, sale or other transfer taxes payable in respect of the transactions contemplated by this Agreement shall be paid by Buyer.

	This Agreement and any other documents executed by Buyer and Seller in connection with the transactions contemplated by this Agreement, are referred to sometimes herein collectively as the "Purchase Documents".


	Section 2.  Representations and Warranties of Buyer

	For purposes of this Section 3, any reference to the "the best knowledge of
Buyer" shall mean the best of Buyer's knowledge only after diligent inquiry by
Buyer with respect to the matter referenced.  Buyer represents and warrants to
Seller as follows:

2.1 Status. Buyer is a Delaware corporation duly organized, validly existing, and in good standing under the laws of Delaware and is qualified to do business in Texas.

2.2 Authority. Buyer has full power and authority to enter into this Agreement and to perform all obligations to be performed by it pursuant to the Purchase Documents (the "Buyer Obligations"). The execution and delivery of this Agreement and performance by Buyer of the Buyer Obligations have been duly authorized by all requisite corporate action. Each of the Purchase Documents has been duly executed and delivered by Buyer and constitutes the valid and binding obligations of Buyer enforceable against Buyer in accordance with its terms.

2.3 Consents. No consent, approval, qualification, order or authorization of, or filing with, any governmental authority, including any court, or of any other third party, is required in connection with the valid execution, delivery or performance of the Purchase Documents by Buyer or the consummation by Buyer of the transactions contemplated hereby.

2.4 No Conflict. The execution, delivery and performance of the Purchase Documents and the consummation of the transactions therein contemplated will not result in a breach or violation of any of the terms and provisions of, or constitute a default under, or result in the creation of or imposition of any lien, charge or encumbrance upon any property or assets of Buyer pursuant to any indenture, mortgage, deed of trust, lease or other agreement or instrument to which Buyer is a party or by which Buyer is bound or to any of Buyer's property, or any applicable law, rule, regulation, judgment, order or decree of any court or governmental agency, authority or body having jurisdiction over Buyer or any of Buyer's properties.

2.5 Condition of Flo Bins. Buyer acknowledges that (a) it has previously leased the Flo Bins and it is fully familiar with their condition, and (b) it shall receive the Flo Bins with all faults in an "AS IS, WHERE IS" condition, with no warranties, either express or implied (except for warranties of title) including but not limited to warranties of merchantability or fitness for a particular purpose. Without limiting the foregoing, Buyer acknowledges that the Flo Bins are used, may require refurbishment and may not meet any manufacturer or governmental standards or certification requirements. Buyer further acknowledges that the Flo Bins have been used for the containment and transportation of catalysts and other materials (the "Prior Contents") which may be subject to regulation by "Environmental Laws" as hereinafter defined, and some residual amounts of the Prior Contents may remain in the Flo Bins. Buyer acknowledges and agrees that it shall, if necessary, store, handle, transport and dispose of such the Prior Contents in accordance with applicable Environmental Laws, if any, and save, defend, indemnify and hold harmless Seller from and against any violations thereof or any costs, expenses, fines, penalties, remediation costs, liabilities or claims of any nature whatsoever arising in connection therewith. Buyer represents and warrants that (a) it has had an opportunity to inspect the Flo Bins and to consult with such experts, legal advisors and other consultants as it has deemed necessary or desirable, (b) Seller has made no representations as to the condition of the Flo Bins and (c) the Buyer has relied solely on its own investigation and experts. For purposes of this Agreement, "Environmental Laws" means any and all federal, state and local laws that relate to or impose liability or standards of conduct concerning public or occupational health and safety or the environment, as now or hereafter in effect and as have been or hereafter may be amended or reauthorized, including, without limitation, the Comprehensive Response, Compensation and Liability Act (42 U.S.C. 9601 et seq.), the Hazardous Materials Transportation Act (42 U.S.C. 1802 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. 1251 et seq.), the Toxic Substances
Control Act (14 U.S.C. 2061 et seq.), the Clean Air Act (42 U.S.C. 7901 et seq.), the Refuse Act (33 U.S.C. 407 et seq.), the Safe Drinking Water Act (42 U.S.C. 300 (f) et seq.), the Occupational Safety and Health Act (29 U.S.C. 651 et seq.), and all rules, regulations, codes, ordinances and guidance documents promulgated or published thereunder, and the provisions of any licenses, permits, orders and decrees issued pursuant to any of the foregoing.

2.6 Lease Agreement Between Seller and Buyer. Buyer represents and warrants that concurrently with the Closing, it shall enter into a Flo Bin lease agreement (the "Master Lease") pursuant to which it shall agree to lease Flo Bins to Seller for Seller's use in conjunction with its business, said Master Lease to encompass automatically renewable successive one-year terms on prices and other terms and conditions (exclusive of freight) which are at least as favorable as Buyer's large, multiple location U.S. customers, and pursuant to which Master Lease, Seller shall obtain all its requirements for Flo Bins.

	Section 3.  Representations and Warranties of Seller

	For purposes of this Section 3, any reference to the "the best knowledge of
Seller" shall mean the best of Seller's knowledge only after diligent inquiry by
Seller with respect to the matter referenced.  Seller represents and warrants to Buyer as follows:

3.1 Status. Seller is a Nevada Corporation, duly organized, validly existing and in good standing under the laws of Nevada and is qualified to do business in Texas.

3.2 Authority. Seller has full power and authority to enter into the Purchase Documents and to carry out its obligations hereunder. The Purchase Documents have been duly executed and delivered by Seller and constitute the valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

3.3 Consents. No consent, approval, qualification, order or authorization of, or filing with, any governmental authority, including any court or other third party which has not been obtained, is required in connection with the valid execution, delivery or performance of this Agreement by Seller or the consummation by Seller of the transactions contemplated hereby.

3.4 No Conflict. The execution, delivery and performance of the Purchase Documents and the consummation of the transactions therein contemplated will not result in a breach or violation of any of the terms and provisions of, or constitute a default under, or result in the creation of or imposition of any lien, charge or encumbrance upon any property or assets of Seller pursuant to any indenture, mortgage, deed of trust, lease or other agreement or instrument to which Seller is a party or by which Seller is bound or to any of Seller's property, or any applicable law, rule, regulation, judgment, order or decree of any court or governmental agency, authority or body having jurisdiction over Seller or any of Seller's properties.

3.5 No Disputes. Seller is the sole owner of the Flo Bins and there is no litigation pending or, to the best of Seller's knowledge, threatened regarding Seller which affects Seller's title to the Flo Bins or which would otherwise affect Seller's consummation of the transactions contemplated by this Agreement. No security interests have been granted by Seller in the Flo Bins other than the security interests in favor of FINOVA Capital Corporation, f/k/a Greyhound Financial Corporation and which security interests Seller will cause to be released on or before the Closing Date.


	Section 4.  Covenants of Seller and of Buyer

4.1 Credits for Rentals. In the event Buyer receives on or after the Closing Date any rental payments earned for any period on or before (i) the Closing Date for any of the Flo Bins listed on Schedule 1.1(a), or (ii)
May 30, 1997 for any of the Flo Bins listed on Schedule 1.1(b), Buyer shall promptly deliver such rental payments to Seller. In the event Seller receives in respect of any of the Flo Bins (i) listed on Schedule 1.1(a) after the Closing Date or (ii) listed on Schedule 1.1(b) after May 30, 1997, rental payments for such Flo Bins earned for any periods after such dates, Seller shall promptly deliver such rental payments to Buyer.

4.2 No Changes to Leases. From and after the date of this Agreement, Seller shall take no action with respect to any leases for any of the Flo Bins listed in Schedule 1.1(b) which would accelerate any lease payments, amend any provisions or extend the terms thereof without the advance written consent of Buyers, which Buyer may withhold in its sole discretion.

4.3 Risk of Loss. From and after the Closing Date, Buyer shall have the risk of loss of the Flo Bins and Seller shall have no liability therefor.

	Section 5.  Closing and Fund Cash payment

5.1 Closing. The Closing of the sale and purchase of Flo Bins (the "Closing") shall be held at the offices of Seller, 4313 FM 2351, Friendswood, TX 77546, or at such other location in the Houston metropolitan area as Seller may designate, at 9:00 a.m. On the Closing Date:

(a) Seller shall (i) transfer to Buyer title of the Flo Bins listed on Schedules 1.1(a) and 1.1(b) by a duly executed Bill of Sale in the form attached on Exhibit A, (ii) deliver the Uniform Commercial Code Financing Statements on
Form UCC-3 evidencing FINOVA Capital Corporation's release of its security interest in the Flo Bins, (iii) make available to Buyer for transport to its facilities the Flo Bins on Schedule 1.1(a) which are not then in the possession or control of Buyer and, (w) with respect to the Flo Bins listed on Schedule 1.1(b), provide (x) a Schedule which shall describe the location of, and the identity of any leases for such Flo Bins, (y) copies of any written leases for such Flo Bins, (y) or purchase orders and Seller's most recent invoice for such Flo
Bins, and (z) an assignment of all leases or purchase orders for such Flo Bins to Buyer,

(b) Buyer shall deliver the First Cash Payment to Seller, and

(c) Seller and Buyer shall execute and deliver to each other duplicate originals of the Master Lease.

	5.2	Second Cash Payment.  On May 30, 1997,

(a) Seller shall (i) make available to Buyer for transport to its facilities any Flo Bins which have been returned to Seller's facilities, (ii) deliver to Buyer its signed letters of direction to each remaining lessee of the Flo Bins listed on Schedule 1.1(b) that all future rental payments shall be made to Buyer, and

		(b)   Buyer shall deliver the Second Cash Payment to Seller.


	Section 6.  Indemnification

6.1 Indemnification by Buyer. Buyer hereby agrees to indemnify, defend and hold harmless Seller and its direct and indirect parents and affiliates and their officers, directors, shareholders, employees, attorneys and agents, against any and all losses, claims, damages, liabilities, costs and expenses (including but not limited to, attorneys' fees and other expenses of investigation and defense of any claims or actions), remediation costs, penalties or fines incurred by Seller due to, or which result from or arise out of or are in any way connected with any of the following:

(a) Any misrepresentation, breach of warranty or nonfulfillment of any of the covenants or agreements of Buyer in any of the Purchase Documents, including but not limited to the obligations of Buyer to save, defend, indemnify and hold harmless Seller as set forth in Section
2.5 hereof.

(b) The omission to state any fact necessary to make the statements contained in any of the Purchase Documents, not misleading, but only if the omission relates to information concerning Buyer and its operations.

6.2 Indemnification by Seller. Seller hereby agrees to indemnify, defend and hold harmless Buyer and the officers, directors, employees and agents of Buyer, against any and all losses, claims, damages, liabilities, costs and expenses (including but not limited to, attorneys' fees and other expenses of investigation and defense of any claims or actions) incurred by them or by any of them due to, or which result from or arise out of or are in any way connected with, any of the following:

(a) Any misrepresentation, breach of warranty or nonfulfillment of any of the covenants or agreements of Seller in any of the Purchase Documents.

(b) The omission to state any fact necessary to make the statements contained in any of the Purchase Documents, not misleading, but only if the omission relates to information concerning Seller and its operations.

6.3 Nature and Survival of Representations. All statements contained in the Purchase Documents shall be deemed representations and warranties by the applicable Party thereunder. Each representation, warranty, indemnity and agreement made by the Parties in the Purchase Documents shall be true and accurate as of each of the Closing Dates and shall survive the Closings.


	Section 7.  General Provisions

7.1 Disclosure. No representation or warranty by either Party to the other contained in any of the Purchase Documents or in connection with the transactions contemplated hereby, contains or will contain an untrue statement of a material fact or omits or will omit to state a material fact required to be stated or necessary to make the statements and facts contained herein or therein, in light of the circumstances in which they were or are made, not false or misleading.

7.2 Further Assurances. At any time, and from time to time, after the Closing, each Party will execute such additional instruments and take such action as may reasonably be required to evidence or effectuate the transactions contemplated by this Agreement or for the performance by any Party of any of their other respective obligations under the Purchase Documents.


7.3 Amendment; Waiver. Except as otherwise expressly provided herein, this Agreement may be amended, modified, superseded, or cancelled, and any of the terms, representations, warranties, covenants or conditions hereto may be waived, only by a written instrument executed by the Parties or, in the case of a waiver, by the Party waiving compliance.

7.4 Brokers. Each of the Parties represents and warrants that there are no claims for brokerage commissions or finders' fees in connection with the transactions contemplated by this Agreement, arising from any actions taken by it. Each of the Parties will pay or discharge, and will indemnify and hold harmless the other from and against, any and all claims for brokerage commissions or finders' fees incurred by reason of any action taken by such indemnifying party.

7.5 Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered personally or three business days after when sent by registered or certified mail, return receipt requested, postage prepaid, as follows:

		(a)	if to Buyer to:

			Mr. Edward R. Hostetter
			Federal Container Corporation
			7509 Avenue N
			Houston, Texas  77012
			Facsimile:  (713) 926-0879

		(b)	if to Seller:

			Mr. Buster Austin, Vice President
			International Catalyst, Inc.
			4313 FM 2351
			Friendswood, TX  77546
			Facsimile:  (713) 482-2103

or to such other person or address as any Party shall have specified by notice in writing to the other Parties.

7.6 Entire Agreement. All Exhibits and Schedules are a part of the document to which they are attached. This Agreement and the other Purchase Documents, constitute the entire agreement between the Parties and supersede and cancel any other agreement, representation, or communication, whether oral or written, between the Parties hereto relating to the transactions contemplated herein or the subject matter hereof. No representation, promise, or statement of intention has been made by any Party hereto which is not embodied in this Agreement or the other Purchase Documents, and no Party hereto shall be bound by or liable for any alleged representation, promise, or statement of intention not set forth herein or therein.

7.7 Construction. Each of the Parties has participated in the negotiation and review of this Agreement and no uncertainty or ambiguity shall be construed strictly against Seller under any rule of construction or otherwise. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

7.8. Governing Law; Arbitration. The Purchase Agreement and all acts and transactions hereunder shall be governed by the laws of the State of Texas. As a material part of the consideration to each Party to enter this Agreement, each Party agrees that all disputes relating directly or indirectly to this Agreement shall be resolved by binding arbitration before a single arbitrator. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the Parties may mutually agree upon in accordance with the AAA
Commercial Arbitration Rules. The arbitration shall be conducted at a location in Harris County, Texas selected by the AAA or other administrator. All discovery activity shall be expressly limited to matters directly relevant to the dispute being arbitrated. To the maximum extent practicable, the Parties shall take all actions required to conclude any arbitration proceeding within 180 days of the filing of any dispute with the AAA. No arbitrator or Party to an arbitration proceeding may disclose the existence, content or results thereof except for disclosures of information by a party required in the ordinary course of its business or by applicable law. This arbitration provision shall survive termination, amendment or expiration of any of the Purchase Documents or any relationship between Parties.

7.9 Expenses; Attorneys Fees. Each of the Parties shall be responsible for the fees and expenses of its counsel and other experts and all other expenses incurred by it in connection with the preparation for, entering into, and consummation of the transactions contemplated by this Agreement. If either Party files any lawsuit against the other predicated on a breach of this Agreement, the party prevailing in such action shall be entitled to reasonable attorneys' fees and costs incurred in the enforcement of, execution upon or defense of any order, degree or award of judgment.

7.10 Severability. The invalidity or unenforcability of any provision hereof shall not affect the validity or enforceability of any other provision contained herein.

7.11 Assignment. This Agreement shall inure to the benefit of, and be binding upon, the Parties and their successors and assigns; provided, however, that any assignment by any Party of its rights under this Agreement without the written consent of the other Parties shall be void.

7.12 Counterparts. Any of the Purchase Documents may be executed, including by facsimile signature, in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

	IN WITNESS WHEREOF, the Parties have duly executed this Agreement effective as of the date first above written.


				FEDERAL CONTAINER CORPORATION, a Delaware corporation


				By:/s/ Edward R. Hostetter
       Edward R. Hostetter, President



				INTERNATIONAL CATALYST, INC., a Nevada
				Corporation


				By:/s/ Buster Austin
				   George "Buster" Austin, Executive Vice President

	EXHIBIT A



	Bill of Sale

	SCHEDULE 1.1(a)
	TO ASSET SALE AGREEMENT BETWEEN
	FEDERAL CONTAINER CORPORATION, AS BUYER, AND
	INTERNATIONAL CATALYST, INC., AS SELLER


	Number of Flo Bins 	        Location of Flo Bins
	368                 In the possession and/or control of Buyer
	128                 At Seller's facility at 4313 FM 2351, Friendswood,
                         Texas  77546
	 57                 At Seller's facility at 1044 Del Amo Blvd., Carson,
                         California


	SCHEDULE 1.1(b)
	TO ASSET SALE AGREEMENT BETWEEN
	FEDERAL CONTAINER CORPORATION, AS BUYER, AND
	INTERNATIONAL CATALYST, INC., AS SELLER


	Number of Flo Bins 	Seller's Job No. 	Rent Date  	Client
	24                      	215          	7/5/96     La Roache, AL
	 9                      	226          	3/6/97     Total, Ardmore OK
	21                      	209         	4/15/96     Fina, Port Arthur, TX
	8                       	227         	3/26/97     Terra, Iowa
	1                       	214          	6/5/97     Exxon BTCP, TX
	3                       	205          	2/8/96     Exxon BTCP, TX
	5                       	210         	4/17/96     Exxon BTCP, TX
	20                      	225          	3/7/97     Exxon BOP, TX
	128                                               Houston Shop
	8                        	61          	3/3/97     Arco, Carson, CA
	12                       	63          	4/1/97     Arco, Carson, CA
	24                       	60        	12/12/96     Unocal, Wilmington, CA
	17                       	62         	3/27/97     Unocal, Wilmington, CA
	58                                               	In Plant
                                                   Tosco Avon, CA
	57                                                Carson Shop



	BILL OF SALE

	INTERNATIONAL CATALYST, INC. ("Grantor"), for five hundred thousand dollars ($500,000) and the other good and valuable consideration set forth in the Asset Sale Agreement dated April 11, 1997, between Grantor as Seller and Federal Container Corporation ("Grantee") as Buyer, has bargained, sold and delivered, and by these presents does bargain, sell and deliver, unto Grantee, carbon steel intermediate bulk containers (the "Property") described on Schedules 1.1(a) and 1.1(b) attached to and made a part of this Bill of Sale. Grantor warrants to Grantee, that the title to the Property is, on the date of delivery hereof, owned by Grantor and free and clear of liens, charges, claims or other encumbrances of any kind whatsoever other than for personal property taxes not yet due or payable.

	EXCEPT FOR THE ABOVE WARRANTIES OF TITLE, GRANTOR
EXPRESSLY DISCLAIMS ANY WARRANTIES, WHETHER EXPRESS,
IMPLIED OR STATUTORY, OF ANY KIND OR NATURE WITH RESPECT
TO THE PROPERTY TO BE SOLD OR OTHERWISE TRANSFERRED
PURSUANT TO THIS BILL OF SALE, INCLUDING WITHOUT LIMITATION
ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR
A PARTICULAR PURPOSE.  GRANTEE ACKNOWLEDGES THAT ITS
REPRESENTATIVES HAVE INSPECTED THE PROPERTY, AND
AGREES THAT ALL PROPERTY SOLD OR OTHERWISE
TRANSFERRED, IS HEREBY TRANSFERRED "AS IS, WHERE IS"
AND WITH ALL FAULTS.  GRANTEE AGREES THAT NO WARRANTY
HAS ARISEN THROUGH TRADE, CUSTOM OR COURSE OF DEALING,
AND AGREES THAT ALL DISCLAIMERS OF WARRANTY SHALL BE
CONSTRUED LIBERALLY IN FAVOR OF GRANTOR.

	This Bill of Sale is delivered pursuant to an Asset Sale Agreement between Grantor and Grantee and is subject to the terms and conditions contained therein, all of which are incorporated herein by this reference.

							GRANTOR:

							INTERNATIONAL CATALYST, INC.


Dated:  April   , 1997				By:	______________________
                   							   	George "Buster" Austin,
                              Executive Vice President
Accepted and Agreed:

GRANTEE:

FEDERAL CONTAINER CORPORATION


By:_______________________________      Dated: April   , 1997
    	Edward R. Hostetter, President



EXHIBIT 10 (t)(t)(i)



FOURTH AMENDMENT TO LOAN AND LOAN DOCUMENTS


	This Fourth Amendment to Loan and Loan Documents
(this "Fourth Amendment"), dated as of March 31, 1997, is among
ADVANCED ENERGY CORPORATION, a Delaware corporation
("Borrower"), Advanced Environmental Systems, Inc., a New York corporation ("AES"), International Catalyst, Inc., a Nevada corporation ("Incat")
(AES and Incat hereinafter are referred to individually as a "Guarantor" and collectively as the "Guarantors"), and FINOVA CAPITAL CORPORATION, a Delaware corporation formerly known as Greyhound Financial Corporation ("Lender").

RECITALS

A. Lender and Borrower are parties to that certain First Amended Loan and Security Agreement, dated March 30, 1989 (the "Original Loan Agreement"), which Original Loan Agreement was amended by (i) that certain Amendment to Loan and Loan Documents (the "First Amendment") executed by and between Borrower and Lender and dated as of December 23, 1992, (ii) that certain Second Amendment to Loan and Loan Documents dated as of December 31, 1993 (the "Second Amendment"), (iii) that certain Third Amendment to Loan and Loan Documents dated as of June 30, 1994 (the "Third Amendment") and (iv) that certain letter dated April 15, 1996 from Lender to Mr. Gary L. Schmitt (the "Letter") (the Original Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Letter hereinafter is referred to as the "Loan Agreement").

B. Payment and performance of Borrower's Obligations has been guaranteed by the Guarantors.

C. Borrower has requested that Lender make certain revisions to the Loan Agreement, and Lender is willing to comply with such request, subject to the terms and conditions set forth in this Fourth Amendment.

	NOW THEREFORE, in consideration of the mutual agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:


	1.	Incorporation of Recitals.  The recitals set forth above are incorporated into this Fourth Amendment by this reference.

	2.	Definitions.  All capitalized terms not elsewhere defined in this Fourth
Amendment shall have the respective meanings ascribed thereto in the Loan
Agreement, as amended by this Fourth Amendment.

	3.	Outstanding Principal Balance.  Borrower acknowledges and agrees that the Principal Balance as of the date hereof is $1,176,425.13.

	4.	Amendments.  The Loan Agreement is amended as follows:

		(a)	Amended Definitions.  The following definitions set forth in
Article I are deleted in their entirety and the applicable definitions set forth below are substituted therefor:

		"Interest Rate":  a per annum rate of interest equal to Prime plus 3.0%."

		"Loan": the loans made and to be made by Lender to Borrower pursuant to this Agreement and any amendment hereto, including, without limitation, the Fourth Amendment."

		"Working Capital Loan": the revolving working capital line of credit made available to Borrower by Wells Fargo or any replacement working capital lender which is approved by Lender, such approval not to be unreasonably withheld."

		(b)	Additional Definitions.  The following definitions are
inserted into Article I in appropriate alphabetical order:

		"Fourth Amendment Closing Date":  March 31, 1997."

		"Fourth Amendment": that certain Fourth Amendment to Loan and Loan Documents dated as of March 31, 1997 among Borrower, AES, Incat and Lender."

		"Replacement Note": that certain Promissory Note dated as of the Fourth Amendment Closing Date in the principal amount of $1,176,425.13 made by Borrower in favor of Lender which amends and restates in its entirety the Note."

		"Wells Fargo":  Wells Fargo Bank (Texas), N.A."

		(c)	General.  (i) Each reference to "First Interstate" shall be a reference to "Wells Fargo" and (ii) where the context permits, each reference to the "Note" shall be a reference to the "Replacement Note."

		(d)	Section 2.1.  Section 2.1 is deleted in its entirety and the following is substituted therefor:

			"2.1	Amount of Loan: Disbursements.

2.1.1  Amount. The Loan shall be a term loan
in the maximum aggregate amount of $1,176,425.13.

2.1.2 Reborrowing. Borrower shall not be entitled to reborrow any portion of the Loan that is repaid or prepaid.

2.1.3 Disbursements of Loan. The undisbursed proceeds of the Loan in excess of the Principal Balance outstanding on the Fourth Amendment Closing Date shall be disbursed by Lender on the Fourth
Amendment Closing Date; provided, however, that the proceeds of such disbursement shall be used by Borrower to ensure that AES is able to repay certain of its outstanding Indebtedness due and owing to Industrial Services Technologies, Inc."

		(e)	Section 2.6.  Section 2.6 is deleted in its entirety and the following is substituted therefor:

			"2.6	Payments of Principal and Interest. The Principal
Balance and accrued and unpaid interest thereon shall be repaid in 35 monthly Installments commencing on March 31, 1997 and on the last Business Day of each month thereafter through and including January 31, 2000. The amount of each such monthly Installment shall be calculated and applied against Borrower's Obligations in accordance with this Section 2.6. Borrower's Obligations, including the entire unpaid Principal Balance and all accrued and unpaid interest thereon, shall be due and payable in full on February 29, 2000.

2.6.1  Amount of Monthly Installments.  Each
	Installment shall be in an amount equal to the following:

(a)  through March 31, 1997,
	the sum of (i) interest calculated at the Interest Rate in effect from time
 to	time during the period from the last date upon which a payment has been
	made prior to the Fourth Amendment Closing Date through March 31, 1997,
	as reflected in an invoice delivered by Lender to Borrower prior to the date
	any payment is required, plus (ii) a principal component of $19,607.09
	(which amount assumes a 60 month amortization); and

(b)  thereafter, the sum of (i) interest calculated at the Interest Rate in effect from time to time during the applicable
	period, as reflected in an invoice delivered by Lender to Borrower prior to
	the date any payment is required, plus (ii) a principal component of
	$19,607.09 (which amount assumes a 60 month amortization).

2.6.2  Application of Monthly Installments.  	Each monthly Installment shall
be applied to Borrower's Obligations as follows:

(a) first, to Borrower's Obligations other than the Principal Balance and Interest accrued thereon, (b) second, to accrued and unpaid interest on the Loan, and (c) third, to the Principal Balance."

		(f)	Subsection 5.3(e)  Subsection 5.3(e) is deleted in its entirety and the following is substituted therefor:

			"(e) Intentionally Deleted."

		(g)	Section 5.8.  Section 5.8 is deleted in its entirety and the following is substituted therefor:

			"5.8	Location.  Borrower covenants, represents and
	warrants to Lender that the Collateral other than the Incat Stock will be used
	in the ordinary course of business of Borrower and Incat at the following
	locations: (i) 4313 FM 2351, Friendswood, Texas 77546 and (ii) 1044
	Del Amo Boulevard, Carson, California. Borrower will give to Lender at
	least 10 days' prior written notice of the removal of any of the Collateral
	other than the Incat Stock from any of such locations for a purpose other
	than the temporary removal of any of such Collateral to a customer's
	location in connection with the ordinary conduct of the business of Incat,
	which notice shall state the location to which such Collateral will be
	removed. Borrower shall not permit more than three Units to be located
	outside the United States at any time without the prior written consent of
	Lender, unless Borrower has pledged or caused to be pledged to Lender
	additional Collateral of a value equal to the number of Units in excess
	of three which are located outside the United States. Within ten (10) days
	after the end of each calendar quarter, Borrower shall provide to Lender a
	written report identifying the location of each Unit."

		(h)	Subsection 5.12(c).  Subsection 5.12(c) is deleted in its
entirety and the following is substituted therefor:

			"(c)  The Operating Cash Flow to Annual Debt Service will be no less than 1.4 computed as of the end of each fiscal quarter of Borrower on a cumulative quarter rolling basis up to 12 months, commencing with the quarter ending of March 31, 1997.  After the first 12 months, the Operating Cash Flow to Annual Debt Service will be determined quarterly on a trailing 12 month basis."

	5.	Conditions to Effectiveness.  The effectiveness of this Fourth
Amendment and Lender's obligation to disburse any additional proceeds of the Loan to or for the benefit of Borrower shall be subject to the satisfaction of all of the following conditions on or prior to the Fourth Amendment
Closing Date in a manner, form and substance satisfactory to Lender:

		(a)	Representations and Warranties.  On the Fourth
	Amendment Closing Date the representations and warranties of Borrower set forth in the Loan Agreement shall be true and correct, except to the extent such representations and warranties expressly relate to an earlier date.

		(b)	Delivery of Documents.  The following (collectively,
	the "Fourth Amendment Documents") shall have been delivered to Lender, each duly authorized and executed:

			(1)	this Fourth Amendment;

			(2)	the Replacement Note;

			(3)	an amendment to the Incat Agreement;

			(4)	an amendment to the Guarantee-Incat;

			(5)	an amendment to the Guarantee-AES;

			(6)	such UCC financing, continuation and
				termination statements as Lender reasonably may require; and

			(7) 	such evidence of the authority of Borrower,
				Incat and AES to execute and deliver the foregoing documents as Lender reasonably may require, including but not limited to:

				(A)  certified copies of the articles of
				incorporation and by-laws, and all
				amendments thereto, of each of such
				Persons;

				(B)  certificates of good standing for (i)
				Borrower from Delaware and Colorado,
    (ii)  Incat from Nevada, Texas and
    California and (iii) AES from New York
    and Colorado;

				(C)  certificates of incumbency for each
				of such Persons; and

				(D)  certified copies of resolutions adopted
				by the board of directors of each of such Persons authorizing the execution and delivery of the foregoing documents to which any such Person is to be a party and the consummation of the transactions contemplated therein.

		(c)	Opinion of Counsel.  An opinion of counsel to Borrower,
	Incat and AES addressing matters of enforceability, validity, due authority,
	good standing and such other matters as Lender reasonably may request.

		(d)	Payment of Amendment & Waiver Fee.  Borrower
	shall pay to Lender a fee of $15,000 for entering into this Fourth Amendment.

		(e)	Performance; No Default.  Borrower, Incat and AES
	shall have performed and complied with all agreements and conditions contained in the Fourth Amendment Documents and in any other document to be executed pursuant to the terms hereof or thereof on their respective parts to be performed by or complied with prior to or at the Fourth Amendment Closing Date.

		(f)	Approvals.  The approval and/or consent shall have been
	obtained from all Persons whose approval or consent is necessary or required
	to enable Borrower, Incat and AES to enter into and perform their respective
	obligations under the Fourth Amendment Documents and any other document
	to be executed pursuant to the terms hereof or thereof.

		(g)	Payment of Costs.  Borrower shall pay or cause to be paid
	to Lender all fees and expenses of Lender relating to the Fourth
	Amendment Documents and the transactions contemplated therein,
	including, without limitation, the expenses and reasonable fees of Lender's
	counsel.

		(h)	Satisfaction of Lender's Counsel.  All legal matters	incident
 to the transactions contemplated hereby shall be reasonably satisfactory
	to counsel for Lender.

		(i)	Consent of Wells Fargo.  Borrower shall have delivered
	to Lender a consent of Wells Fargo, in form and substance reasonably satisfactory to Lender, which permits the consummation of the transactions contemplated by this Fourth Amendment.

The date on which all of the conditions set forth in this Paragraph 5 have been satisfied (or waived by Lender) is referred to herein as the "Effective Date."

	6.	Conflicts.  From and after the Effective Date, to the extent any provision of the Documents conflicts with any provision of this Fourth Amendment, the applicable provision of this Fourth Amendment shall be deemed to govern and control.

	7.	Representations and Warranties.  Borrower hereby
confirms to Lender that except as disclosed on Schedule 7 attached hereto, the representations and warranties set forth in the Documents are true and correct as of the date hereof, and shall be deemed to be remade as of the date hereof, except to the extent such representations and warranties expressly relate to an earlier date. Borrower represents and warrants to Lender that (i) Borrower, Incat and AES each have full power and authority to execute and deliver the Fourth Amendment Documents to which any such Person is a party and to perform such Person's respective obligations thereunder, (ii) upon the execution and delivery of the Fourth Amendment Documents, each such Fourth Amendment Document will be valid, binding and enforceable upon Borrower, Incat and AES, to the extent any such Person is a party thereto, in accordance with its terms, (iii) the execution and delivery of the Fourth Amendment Documents does not and will not contravene, conflict with, violate or constitute a default under
(A) the articles of incorporation or by-laws of any of Borrower, Incat or AES or (B) any applicable law, rule, regulation, judgment, decree or order or any agreement, indenture or instrument to which Borrower, Incat or AES is a party or is bound or which is binding upon or applicable to all or any portion of such Person's property and (iv) there is no condition, event or circumstance existing, or any litigation, arbitration, governmental or administrative proceeding, action, examination, claim or demand pending or threatened affecting Borrower, Incat or AES which could prevent any such Person from performing its respective obligations under the Documents, as amended by the Fourth Amendment Documents, within the time limits set forth herein or therein for such compliance or performance, and no basis for any such matter exists.

	8.	Ratification of Liability; Waiver of Prior Defaults.

		(a)	Ratification of Liability.  Except as set forth herein,
	the liabilities, obligations and agreements of each Obligor under the Documents shall remain in full force and effect in accordance with their respective terms. Each Obligor hereby ratifies and confirms its liabilities, obligations and agreements under the Documents, all as amended by the Fourth Amendment Documents, and the liens and security interests created thereby, and acknowledges that
(a) such Obligor has no defenses, claims or set-offs to the enforcement by Lender of such liabilities, obligations and agreements, (b) Lender has fully performed all obligations to each Obligor which it may have had or has on and as of the date hereof and (c) other than as specifically set forth herein, Lender does not waive, diminish or limit any term or condition contained in any of the Documents.

		(b)	Waiver.  Lender hereby waives (i) Borrower's
	noncompliance, as of December 31, 1996, with subsections 5.12(a) and 5.12(c) of the Loan Agreement and (ii) any Event of Default arising as a result of Borrower's failure to comply with Subsection 7.1(a) at any time prior to the Fourth Amendment Closing Date.

	9.	Costs and Expenses.  Borrower shall reimburse Lender for
all fees and expenses incurred in the preparation, negotiation and execution of this Fourth Amendment and the consummation of the transactions contemplated hereby, including, without limitation, the fees and expenses of counsel for Lender.

	10.	Delivery to Borrower.  Upon consummation of the transactions contemplated by this Fourth Amendment, in addition to Borrower's copies of the Fourth Amendment Documents, as applicable, Lender shall deliver to Borrower (i) the Note, marked cancelled and (ii) the $500,000 Note.

	11.	No Custom.  Lender's agreements to modify the Loan and the Documents as set forth in this Fourth Amendment shall not establish a custom or waive, limit or condition the rights and remedies of Lender under any of the
Documents, all of which rights and remedies expressly are reserved, except as expressly provided in this Fourth Amendment.

	12.	Further Assurances.  Borrower covenants and agrees that it will at any time and from time to time do, execute, acknowledge and deliver, or will cause to be done, executed, acknowledged and delivered, all such further acts, documents and instruments as reasonably may be required by Lender or any successor in interest thereto in order to effectuate fully the intent of this Fourth Amendment.

	13.	Severability.  If any term or provision of this Fourth Amendment or the application thereof to any party or circumstance shall be held to be invalid, illegal or unenforceable in any respect by a court of competent jurisdiction, the validity, legality and enforceability of the remaining terms and provisions of this Fourth Amendment shall not in any way be affected or impaired thereby, and the affected term or provision shall be modified to the minimum extent permitted by law so as most fully to achieve the intention of this Fourth Amendment.

	14.	Binding Effect; Governing Law.  This Fourth Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, legal representatives, successors and assigns. This Fourth Amendment shall be construed in accordance with the laws of the State of Arizona.

	15.	Captions.  The captions in this Fourth Amendment are inserted for convenience of reference only and in no way define, describe or limit the scope or intent of this Fourth Amendment or any of the provisions hereof.

	16.	Counterparts.  This Fourth Amendment may be executed in one or more counterparts, each of which shall be deemed an original, and all of which, when taken together shall constitute one and the same instrument.



	[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


	IN WITNESS WHEREOF, the parties hereto have executed and delivered this Fourth Amendment as of the day and year first above written.


					ADVANCED ENERGY CORPORATION

							By: /s/Gary L. Schmitt
							Title: Vice President-Finance


					ADVANCED ENVIRONMENTAL SYSTEMS, INC.

							By: /s/ Gary L. Schmitt
							Title:  Vice Presidnet


					INTERNATIONAL CATALYST, INC.

							By: /s/ Gary L. Schmitt
							Title: Vice President


FINOVA CAPITAL CORPORATION, formerly known as Greyhound Financial Corporation

							By: /s/ Pete Martinez
							Title: Vice President



	SCHEDULE 7

	"Exceptions to Representations and Warranties"



EXHIBIT 10 (t)(t)(ii)



	NOTE

$1,176,425.13
Phoenix, Arizona                                    March 31, 1997


	FOR VALUE RECEIVED, the undersigned, ADVANCED
ENERGY CORPORATION, a Delaware corporation ("Maker"), hereby promises to pay to the order of FINOVA CAPITAL CORPORATION, a Delaware corporation formerly known as Greyhound Financial Corporation ("Lender"), the principal sum of ONE MILLION ONE HUNDRED SEVENTY SIX
THOUSAND FOUR HUNDRED TWENTY FIVE and 13/100 DOLLARS
($1,176,425.13), or as much as is advanced by Lender hereunder, at the office of Lender at 355 S. Grand Avenue, Suite 2400, Los Angeles, California 90071, or at such other place as the holder hereof may appoint, plus interest thereon as set forth below.

	This Note is delivered by Maker to Lender pursuant to and in accordance with the applicable provisions of that certain Fourth Amendment to Loan and Loan Documents (the "Amendment") of even date herewith executed by and among Maker, AES, Incat and Lender which Amendment amends the Loan Agreement (these and all other capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Amendment or the Loan Agreement, as applicable).

	Borrower's Obligations shall bear interest from and after the Closing Date at the per annum rate of interest equal to Prime, plus 3.0%.

	Accrued interest and the Principal Balance shall be paid in the manner set forth in Section 2.6.1 of the Loan Agreement.

	Interest shall be: (i) computed on the basis of a year consisting of 360 days and (ii) charged for the actual number of days during the period for which interest is being charged.

	If any Installment or any other payment due under the Documents is not paid when due, an additional fee for late payment, calculated at the Overdue Rate, shall be payable thereon, from the due date of such Installment or payment to and including the date of payment in full, which amount shall be paid by Maker to Lender immediately upon demand.

	At the election of the holder hereof, upon the occurrence and during the continuation of an Event of Default, and with the notice, if any, required under Article VII of the Loan Agreement, the Principal Balance, and all accrued and unpaid interest thereon, shall be and become immediately due and payable in full. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent Event of Default, and such failure shall not be deemed to establish a custom or course of dealing or performance between Maker and Lender.

	This Note shall or may be prepaid, in whole or in part, at the times and in accordance with the applicable provisions of the Amendment and/or the Loan Agreement.

	All funds received by Lender during the existence of an Event of Default shall be applied in the manner set forth in Section 7.3 of the Loan Agreement.

	All payments to be made by Maker pursuant to this Note shall be made in accordance with the instructions therefor set forth in the Loan Agreement. Payment shall not be deemed to have been received by Lender except in accordance with Section 2.7 of the Loan Agreement.

	Notwithstanding any provision to the contrary contained herein or in any other Documents, Lender shall not collect a rate of interest, including the loan fees provided for in the Loan Agreement, on any obligation or liability due and owing by Maker to Lender in excess of the maximum contract rate of interest permitted by applicable law ("Excess Interest"). All fees, charges, goods, things in action or any other sums or things of value (other than items (a), (b), (c) and (d) below) paid or payable by Maker (collectively, the "Additional Sums"), whether pursuant to this Note, the Loan Agreement, the other Documents or any other document or instrument in any way pertaining to the Loan, that, under the laws of the State of Arizona, may be deemed to be interest with respect to the Loan, for the purpose of any laws of the State of Arizona that may limit the maximum amount of interest to be charged with respect to the Loan shall be payable by Maker and shall be deemed to be additional interest, and for such purposes only, the agreed upon and "contracted for rate of interest" with respect to the Loan shall be deemed to be increased by the rate of interest resulting from the Additional Sums. Lender and Maker agree that the interest laws of the State of Arizona shall govern the relationship between them and understand and believe that the transactions contemplated by the Documents comply with the usury laws of the State of Arizona, but in the event of a final adjudication to the contrary, Maker shall be obligated to pay, nunc pro tunc, to Lender only such interest as then shall be permitted by the laws of the state found to govern the contract relationship between Lender and Maker. For the purpose of any laws of the State of Arizona that may limit the maximum amount of interest to be charged with respect to a loan, the "contracted for rate of interest" for the Loan shall consist of the following:
(a) interest calculated in accordance with the provisions of the Loan Agreement; (b) the late charges, described and payable in accordance with provisions of the Loan Agreement; (c) the fees payable under the Loan Agreement; and (d) all Additional Sums, if any. Maker agrees to pay an effective "contracted for rate of interest" which is the sum of items (a), (b), (c), and (d) above. If any Excess Interest is provided for or determined by a court of competent jurisdiction to have been provided for in this Note, the Loan Agreement or any other Documents, then in such event (i) Maker shall not be obligated to pay such Excess
Interest, (ii) any Excess Interest collected by Lender shall be, at Lender's option, (A) applied to the Principal Balance or to accrued and unpaid interest not in excess of the maximum rate permitted by applicable law or (B) refunded to the payor thereof, (iii) the interest rates provided for herein (collectively, including, without limitation, the Fees, the "Stated Rate") shall be automatically reduced to the maximum rate allowed from time to time under applicable law (the "Maximum Rate") and this Note and the other Documents, as applicable, shall be deemed to have been, and shall be, modified to reflect such reduction, and (iv) Maker shall not have any action against Lender for any damages arising out of the payment or collection of such Excess Interest; provided, however, that if at any time thereafter the Stated Rate is less than the Maximum Rate, Maker shall, to the extent permitted by law, continue to pay interest at the Maximum
Rate until such time as the total interest received by Lender is equal to the total interest which Lender would have received had the Stated
Rate been (but for the operation of this provision) the interest rate payable. Thereafter, the interest rate payable shall be the Stated Rate unless and until the Stated Rate again exceeds the Maximum Rate, in which event the provisions contained in this paragraph again shall apply.

	If any suit or action is instituted or attorneys are employed to collect this Note or any part thereof, Maker promises and agrees to pay all costs of collection, including court costs, expert witness fees and reasonable attorneys' fees.

	Except as expressly provided for in the Loan Agreement, Maker hereby waives presentment for payment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Note, and expressly agrees that this Note, or any payment hereunder, may be extended from time to time before, at or after maturity, without in any way affecting the liability of Maker hereunder or any guarantor hereof.

	All funds disbursed to or for the benefit of Maker will be deemed to have been disbursed in Phoenix, Arizona. This Note is to be governed and construed in accordance with the laws and decisions of the State of Arizona. This Note may not be changed or amended orally, but only by an instrument in writing signed by the party against whom enforcement of the change or amendment is sought.

	This Note shall be binding upon Maker, its successors and assigns, and shall inure to the benefit of the successors and assigns of Lender.

	In the event that any provision hereof shall be deemed to be invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court or any governmental body, this Note shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

	Time for the performance of Maker's obligations under this Note is of the essence of this Note.

	This Note is entitled to the benefit of certain collateral security and certain guaranties, all as more fully set forth in the Documents.

	This Note(i) is issued in substitution for the Note dated December 23, 1992, made by Maker to Lender in the original principal amount of $2,100,000.00
(the "Original Note"), (ii) evidences the Loan (as defined in the
Loan Agreement) and (iii) does not constitute a novation of the Indebtedness relating to Borrower's Obligations as evidenced by the Original Note.

	IN WITNESS WHEREOF, Maker has executed this Note as of the day and year first written above.

			ADVANCED ENERGY CORPORATION


				By: /s/ Gary L. Schmitt
				Title: Vice President-Finance







EXHIBIT 10(t)(t)(iii)



	SECOND AMENDMENT TO GUARANTEE


	This SECOND AMENDMENT (this "Agreement") is entered into as of this 31st day of March, 1997 by and between INTERNATIONAL CATALYST, INC., a Nevada corporation
("Incat") and FINOVA CAPITAL CORPORATION, a Delaware corporation formerly known as Greyhound Financial Corporation
("Lender").


	R E C I T A L S :

A.  Lender and Advanced Energy Corporation, a
Delaware corporation ("Borrower"), are parties to that certain First Amended Loan and Security Agreement, dated as of March 30, 1989 (the "Original Agreement"), which Original Loan Agreement was amended by (i) that certain Amendment to Loan and Loan Documents (the "First Amendment") executed by and between Borrower and Lender and dated as of December 23, 1992, (ii) that certain Second Amendment to Loan and Loan Documents dated as of December 31, 1993 (the
"Second Amendment"), (iii) that certain Third Amendment to Loan and Loan Documents dated a of June 30, 1994 (the "Third
Amendment") and (iv) that certain letter dated April 15, 1996 from Lender to Mr. Gary L. Schmitt (the "Letter") (the Original Loan Agreement, as amended by the First Amendment, the Second
Amendment, the Third Amendment and the Letter hereinafter is referred to as the "Loan Agreement").

B. Pursuant to the Loan Agreement, Lender made a loan (the "Original Loan") to Borrower. Repayment of such Original Loan was guaranteed by Incat pursuant to the terms of the Guarantee (this and all other capitalized terms used as defined terms herein and not otherwise defined herein which are defined in the Loan Agreement or in the Fourth Amendment described below shall have the meanings ascribed thereto in the Loan Agreement or Fourth Amendment, as applicable, except that, with respect to any terms defined in such Loan Agreement, such references shall be to any such terms, as so amended pursuant to the Fourth Amendment).

C. Concurrently with the execution and delivery hereof, Borrower, AES, Incat and Lender propose to execute that certain Fourth Amendment to Loan and Loan Documents (the "Fourth Amendment"), pursuant to which, inter alia, Lender shall (i) amend the Loan Agreement as set forth therein and (ii) agree to make an additional loan (the "Additional Loan") to Borrower so that the aggregate amount of the Loan is $1,176,425.13.

D. One of the conditions precedent to the agreement of Lender to make the Additional Loan is the execution and delivery by Incat of this Agreement.

	NOW, THEREFORE, the parties hereto hereby agree as follows:

1. Incorporation of Recitals. The recitals set forth above are incorporated into this Agreement by this reference.

2. Amendment. The Guarantee is amended so that any reference therein to any term or condition which has been amended pursuant to the terms of the Fourth Amendment shall be deemed to be amended in the Guarantee, to the same extent as such term or condition as amended pursuant to the terms of the Fourth Amendment.

3. Confirmation. Incat hereby confirms that (i) except as amended hereby, the Guarantee shall remain in full force and effect in accordance with the original terms thereof and (ii) Incat shall continue to be bound by the terms of the Guarantee.

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above.

				INTERNATIONAL CATALYST, INC.


				By: /s/ Gary L. Schmitt
				Title:  Vice President


				FINOVA CAPITAL CORPORATION, formerly
				known as Greyhound Financial Corporation


				By:  /s/ Pete Martinez
				Title:  Vice President



EXHIBIT 10(t)(t)(iv)




	SECOND AMENDMENT TO GUARANTEE


	This SECOND AMENDMENT (this "Amendment") is entered into as of this 31st day of March, 1997 by and between ADVANCED ENVIRONMENTAL SYSTEMS, INC., a New York corporation f/k/a Northwest Passage of North America, Inc. ("AES") and FINOVA CAPITAL CORPORATION, a Delaware corporation formerly known as Greyhound Financial Corporation ("Lender").


	R E C I T A L S :

A. Lender and Advanced Energy Corporation, a Delaware corporation ("Borrower"), are parties to that certain First Amended
Loan and Security Agreement, dated as of March 30, 1989 (the
"Original Agreement") which Original Loan Agreement was amended by (i) that certain Amendment to Loan and Loan Documents (the
"First Amendment") executed by and between Borrower and Lender and dated as of December 23, 1992, (ii) that certain Second
Amendment to Loan and Loan Documents dated as of December 31, 1993 (the "Second Amendment"), (iii) that certain Third Amendment to Loan and Loan Documents dated a of June 30, 1994
(the "Third Amendment") and (iv) that certain letter dated April 15, 1996 from Lender to Mr. Gary L. Schmitt (the "Letter") (the Original
Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Letter hereinafter is referred to as the "Loan Agreement").

B.  Pursuant to the Loan Agreement, Lender made a loan
(the "Original Loan") to Borrower. Repayment of such Loan was guaranteed by AES pursuant to the terms of the Guarantee (this and all other capitalized terms used as defined terms herein and not otherwise defined herein which are defined in the Loan Agreement or in the Fourth Amendment described below shall have the meanings ascribed thereto in the Loan Agreement or Fourth Amendment, as applicable, except that with respect to any terms defined in such Loan Agreement, such references shall be to any such terms, as so amended pursuant to the Fourth Amendment).

C. Concurrently with the execution and delivery hereof, Borrower, AES, Incat and Lender propose to execute that certain Fourth Amendment to Loan and Loan Documents (the "Fourth Amendment"), pursuant to which, inter alia, Lender shall (i) amend the Loan Agreement as set forth therein and (ii) agree to make an additional loan (the "Additional Loan") to Borrower so that the aggregate amount of the Loan is $1,176,425.13.

D. One of the conditions precedent to the agreement of Lender to make the Additional Loan is the execution and delivery by AES of this Agreement.

	NOW, THEREFORE, the parties hereto hereby agree as follows:

1. Incorporation of Recitals. The recitals set forth above are incorporated into this Agreement by this reference.

2. Amendment. The Guarantee is amended so that any reference therein to any term or condition which has been amended pursuant to the terms of the Fourth Amendment shall be deemed to be amended in the Guarantee, to the same extent as such term or condition as amended pursuant to the terms of the Fourth Amendment.

3. Confirmation. AES hereby confirms that (i) except as amended hereby, the Guarantee shall remain in full force and effect in accordance with the original terms and (ii) notwithstanding the amendments effected hereby, AES shall continue to be bound by the terms of the Guarantee.

4. Additional Loan. It is a requirement of the Fourth Amendment that the proceeds of the Additional Loan be used to ensure that AES is able to repay its outstanding Indebtedness due and owing to Industrial Services Technologies, Inc. (the "IST Indebtedness"). Therefore, AES hereby agrees that, upon receipt, in whatever form or nature, from Borrower of the proceeds of the Additional Loan, AES shall repay such IST Indebtedness.

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above.

				ADVANCED ENVIRONMENTAL SYSTEMS, INC.


				By:    /s/ Gary L. Schmitt
				Title:   Vice President-Finance


				FINOVA CAPITAL CORPORATION, formerly
				known as Greyhound Financial Corporation


				By:  /s/  Pete Martinez
    Title:  Vice President