Form 10-K/A
period 1996-12-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1997-04-30
CIK 796960

SECURITIES AND EXCHANGE COMMISSION

                               	Washington, D.C. 20549

                                        	FORM 10-K/A
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


                             By:/s/J. Daniel Bell
                                J. Daniel Bell, President and Director










                     	PART III


Item 10.	  Directors and Executive Officers of the Registrant

The officers and directors of the Company are as follows:

         Name                             Age    Position

         George R. "Buster"  Austin    52    Director
         J. Daniel Bell              		52     President and Director
         Alfred O. Brehmer            	82     Secretary-Treasurer and Director
         Gary L. Schmitt              	53     Vice President, Chief Financial
                                                Officer, Assistant Secretary,
                                                and Director

George R. "Buster" Austin served as Incat's Vice President and General Manager from July 1988, until April 1992 at which time he became
Vice President of Marketing for IST.  In February 1996,   Mr. Austin  became
Vice President and General Manager of the Mechanical Group of Piping Companies, Inc. ("Piping"), an indirect wholly owned subsidiary of IST, which provides specialized mechanical services to petroleum refining and petrochemical/chemical industry. In addition to his responsibilities with Piping, in January 1997, Mr. Austin became Incat's Executive Vice President
and on March 31, 1997, a director of AES.   Prior to joining Incat in 1988,
Mr. Austin was Vice President of Operations for Naylor Industrial Services for three years. He began his career in the service business in 1969 when he joined CESCO, Inc., a company which was acquired by Brown Ferris Industries, Inc. ("BFI") in 1972. He continued his employment with BFI, serving in various sales and management positions until 1979 at which time he became a co-founder of Serv-Tech Specialists, Inc. where he was Vice President and General Manager until 1985.

J. Daniel Bell was named President and a Director of the Company in December 1992. He has served as Chairman of the Board of Directors of IST,the majority shareholder of the Company, since IST's inception in 1989, and previously served as IST's Vice President and President from 1989 until September 1993. Since September 1993, he has pursued opportunities as a private investor. In October 1994, he became President and Chairman of the Board of Directors of Dunn International, Inc. and was named President and Chairman of the Board of
Genisys Information Systems, Inc. in March 1997.   He served as a director
and Treasurer of AEC and a director of Incat from August 1988 until he
resigned in January 1997.   From 1982 to 1989 Mr. Bell was an independent
business consultant, specializing in consulting to the energy industry.   Mr.
Bell attended Texas A & M University and received a degree in economics and marketing from LaMar University.

Alfred O. Brehmer has served as Secretary-Treasurer and a director of the Company since its inception in 1986. Mr. Brehmer has been self-employed as an independent accountant specializing in the preparation of income tax returns for individuals, corporations, partnerships and fiduciaries since 1952. In 1980 Mr. Brehmer formed AAA Accounting Services, Inc., which offers bookkeeping services, of which he has been an officer, director and sole shareholder since its inception.

Gary L. Schmitt became Vice President, Chief Financial Officer and Director
of AES on March 31, 1997.   Mr. Schmitt has been the President of  IST since
1993, having served as its Vice President - Chief Financial Officer and a director since 1990. He also serves as a key executive officer and a director of each of IST's wholly owned operating subsidiaries. He was elected as Vice President of each of AEC and Incat in December 1992 and a director of AEC in
June 1991.   From 1986 until he joined IST, Mr. Schmitt served first as Chief
Financial Officer of U. S. Recycling Industries, Inc., a large international recycling joint venture, then as Chief Executive Officer and Executive Vice President of Finance of Van Schaak & Company, a real estate and financial services company. From 1966 to 1984, Mr. Schmitt was in public accounting with Touche Ross & Co. in Denver, Colorado where he became the partner in charge of the Denver audit practice.

The Company's directors serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The officers of the Company are elected by the Board of Directors to serve in their respective offices until their successors are duly elected. The Company has no standing audit, nominating or compensation committee.

In connection with the agreements of Mr. Austin and Mr. Schmitt to become directors, and in Mr. Schmitt's case, also an officer, AES agreed to defend and indemnify all its officers and directors to the maximum extent permitted under applicable law.

The following table sets forth certain information with respect to persons who have significant positions with the Company's subsidiaries.

	Name                   	Age	     Position

George R.
"Buster" Austin     52     	Executive Vice President and Director of
                            	   AEC and Incat

Victor L. Kearns  		66     	Vice President and Director of AEC;  Vice
                                President of Operations, and Director
                                of Incat

Gary L. Schmitt   		53     	Vice President of Finance, Treasurer,
                            	   Secretary and Director of AEC and Incat


Biographical information regarding Mr. Austin and Mr. Schmitt is set forth above.

Victor L. Kearns has been a director, officer and employee of Incat, which he co-founded, since 1982, except from April to August 1993 and May 1996 through January 1997, when he was an employee of IST and Piping Companies, Inc., respectively. Mr. Kearns returned to Incat in February 1997 as Vice
President of Operations.   He has served continuously as director and  Vice
President of AEC since 1988. During 1982 Mr. Kearns served as the District Manager of Universal Engineering, an industrial service company involved in the transportation and disposal of hazardous waste. In 1981 Mr. Kearns was Regional Maintenance and Safety Manager of Serv-Rigs, Inc., where he was responsible for maintenance on several projects. From 1976 to 1979 Mr. Kearns was a District Manager of BFI where he had responsibility for equipment, facilities and personnel.

None of the individuals named  above has an employment agreement
with the Company.   There are no family relationships among the
directors, officers and significant employees of the Company.


Item 11.  	Executive Compensation

     Cash Compensation

The following table sets forth information concerning the compensation paid by the Company and its subsidiaries during the Company's fiscal years ended December 31, 1996, 1995 and 1994 to the chief executive officers of the Company and Incat, its sole operating subsidiary. No employees of the Company earned compensation in excess of $100,000 in 1996. Because the Company's former President, Craig E. Bowman, who resigned in December 1996, divided his time between Incat and Piping, optional supplemental information regarding the compensation paid to the individuals who served as the most senior full time officers of Incat for the years ended December 31, 1996, 1995 and 1994 is provided.

                      SUMMARY COMPENSATION TABLE
Annual Compensation:
(a)                     (b)         (c) 	     (d)          (e)
Name and
Principal               Period                          Other Annual
Position          	     Ended      	Salary     Bonus    Compensation
                                     ($)        ($)           ($)
J. Daniel Bell(1)       12/96        -0-        -0-           -0-
President of	           12/95	       -0-	       -0-           -0-
the Company	            12/94	       -0-	       -0-           -0-

Craig E. Bowman(2)      12/96   	$ 36,300     $ 135           -0-
President of            12/95   	$ 36,000       409           -0-
   Incat                12/94   	$ 36,000       -0-           -0-

Supplemental Information (3):

Jan Kouri(4)            12/96   	$ 84,292    $  338         4,752
Vice President          12/95   	$ 83,853     1,025           -0-
 of Incat               12/94    $ 77,450       -0-	          -0-

Robert Stroup (4)       N/A          --         --            --
Vice President          N/A          --         --            --
 of Incat               12/94    $ 83,000       -0-           -0-

Long Term Compensation:

                          	      Awards                     Payouts
(a)                  (b)  	      (f)          	 (g)         (h)          (i)
Name and                  	      Restricted
Other Principal      Period      Stock         Options/    LTIP         All
Position             Ended       Award(s)      SARS        Payouts     Compensation
           	                       ($)          (#)          ($)         ($)
J. Daniel Bell       12/96         -0-	         -0-          -0-         -0-(1)
President of the     12/95         -0-          -0-          -0-         -0-
 Company	            12/94         -0-	         -0-          -0-         -0-

Craig  E. Bowman     12/96         -0-	         -0-          -0-         -0-
President of         12/95         -0-	         -0-          -0-         -0-(2)
   Incat         	   12/94         -0-	         -0-          -0-         -0-

Supplemental Information (3):

Jan Kouri            12/96         -0-        	 -0-         -0-      $ 4,752(4)
Vice President       12/95         -0-          -0-         -0-        5,950(4)
 of Incat            12/94         -0-          -0-         -0-           -0-

Robert Stroup         N/A           --           --          --            --
Vice President        N/A           --           --          --            --
   of Incat          12/94         -0-          -0-         -0-      $ 3,888(4)


(1)  Mr. Bell receives no compensation from the Company or its subsidiaries.
He was compensated through a management agreement with IST which expired on December 31, 1996.  IST receives management fees from Incat and other
operating subsidiaries.   The monthly management fee paid by Incat to IST
was $8,000 until October 1995 when Incat's monthly management fee to IST
increased from $8,000 to $12,000.   Effective January 1, 1997, Incat's
management fee became $14,000.

(2)Pursuant to Incat's agreements with FINOVA Capital Corporation ("FINOVA"),
Incat carried $500,000 of key man life insurance on Mr. Bowman, the proceeds
of which were assigned to FINOVA.  In 1995,   FINOVA released the
Company from the requirement and Piping maintained the policy until Mr.
Bowman resigned from Piping in February 1997.

(3)The supplemental information is not required to be disclosed pursuant to this item because none of the individuals serve as Chief Executive Officer of Incat. It is provided supplementally because these individuals were the most senior full time officers of Incat for the periods disclosed.

(4)  Each of Mr. Kouri and Mr. Stroup received a vehicle allowance in each of the periods shown.  In addition, Mr. Kouri and Mr. Stroup were included in Incat's  health insurance plan on the same terms and  conditions
as other employees.   Mr. Kouri resigned his position with the Company in
January 1997.


Since July 1, 1993, Mr. Brehmer has been entitled to receive $500 per month
for services as an officer and director of the Company.   These amounts are
accrued by AES as there are restrictions on Incat's ability to provide funds to AES.

There are no employment agreements between AES or AEC and their respective officers and directors. The officers and directors of these corporations dedicate only such time to these corporations as is necessary
for the conduct of their businesses.   During the year ended December 31,
1996, the officers and directors of AES and AEC devoted less than 10% of their time to its affairs.


During 1993, Mr. Bowman became an employee both of Incat and of
Piping.   Incat paid Mr. Bowman, who devoted approximately 25% of his time to the business of  Incat, a salary at an annual rate of $36,300.
Mr. Bowman did not receive an automobile allowance from Incat and was not covered by the Company's medical plan. He participated in the Company's 401(k) Plan, pursuant to which he received a contribution from Incat of $810 for the year ended December 31, 1994. No contributions were made to the 401(k) Plan by Incat for the years ended December 31, 1995 and 1996.

       Option/SAR Grants in Last Fiscal Year; Aggregated Option/SAR
       Exercises in Last Fiscal Year; and Fiscal Year End SAR Values; Long-Term Incentive Plan Awards Table; Defined Benefit Plan Disclosure

Tables for (a) Aggregated Option/Stock Appreciation Rights (SAR) Exercises
in Last Fiscal Year; (b) Fiscal Year End SAR Values, (c) Long-term Incentive Plan (LTIP) Awards, and (d) Defined Benefit Pension Plans are omitted as no information is reportable thereunder for any persons listed in the Summary
Compensation Table.   No stock options have been granted by the Company
since 1991.  See "1988 Stock Option Plan" set forth below on this item.

In January 1995, the five Board of Directors voted to reduce the exercise price
of all outstanding option from $.015 to $.008.   No other terms of the options
changed. The Board of Directors had determined the exercise price of $.015 established in 1991 exceeded the trading range for the Company's common stock by a very significant amount. Due to the large disparity between the trading price of the Company's stock and the exercise price the options were neither providing incentives to employees nor serving as an inducement to these employees to remain with the Company. The per share market price at the time of the reduction was less than the exercise price as readjusted.



TEN-YEAR OPTION / SAR REPRICINGS


                                                                            Length
                          Number of                                         of Original
                          Securities     Market Price Exercise              Option
                          Underlying     of stock at  Price at              Term
                          Options/       time of      time of               Remaining
                          SARs           Repricing    Repricing   New       at Date of
                          Repriced or        or          or       Exercise  Repricing/
Name               Date   Amended        Amendment    Amendment   Price     Amendment
Jan Kouri(1)      1/95   1,522,096       $ .0045     $ .015     $ .008        8/97
Vice President
of Incat

Victor Kearns     1/95   1,710,377       $ .0045     $ .015     $ .008        8/97
Vice President
of Operations
of Incat

George
"Buster" Austin   1/95   1,979,350       $ .0045    $ .015     $ .008         8/97
Executive
Vice President
of Incat


(1) As a result of Mr. Kouri's resignation in January 1997, all options to Mr. Kouri have expired.


      Compensation Committee Interlocks and Insider Participation

All compensation matters of the Company are reviewed by the entire board of directors of the Company. Mr. Bell and Mr. Schmitt receive no direct compensation for their serves as officers and directors of AES and or its subsidiaries. Mr. Brehmer is entitled to receive $500 per month for serving as a director and officer of AES. The salary of Mr. Kearns is determined by the entire board of directors of Incat, consisting of Messrs. Schmitt, Austin and Kearns. Mr. Austin receives $1,500 a month in compensation for serving as a part time employee and officer at Incat.  Mr. Kearns is compensated at a rate
of $85,000 per annum.    Both Mr. Austin and Mr. Kearns receive an automobile
allowance and may participate in benefit plans on the same basis as all employees. Mr. Bell and Mr. Schmitt serve as members of the compensation committee of IST. See Item 13.

     Board Compensation Committee Report on Executive Compensation

As indicated above, none of AES, AEC or Incat has a compensation committee and all such functions are performed by their respective boards of directors. The directors and officers of AES and AEC received no direct compensation for
serving as such in 1996 except Mr. Brehmer.   The Board of Directors of AES
determined that  commencing July 1, 1993 Mr. Brehmer would be paid $500 per month for services to the Company in capacity as officer and director.
The monthly fee was determined on the basis of the amount of time he spends on the business of the Company. The amount has been accrued as there are restrictions on Incat's ability to provide funds to AES. Mr. Bell and Mr. Schmitt, who receive no direct compensation for serving as directors and officers of AES and/or its subsidiares, are compensated for their serves to IST and its subsidiaries through arrangements with IST, to which Incat paid
IST a monthly management fee of $12,000.   Effective January 1, 1997, Incat's
monthly management fee to IST increased from $12,000 to $14,000.  See Item 13.

None of the directors of Incat receive any direct compensation from Incat
for serving as such.   The salaries of Mr. Austin and Mr. Kearns for their
services as officers and employees are determined by the Board of Directors of Incat, which considers a variety of factors in an effort to accomplish several goals. These goals are to provide long and short term financial incentives based on performance for executives on whom the success of Incat may depend. Base salary is determined in part by the skills and experience of the individual, the amount of time the individual devotes to the Company and the amounts which the individual could command in the market place.

                        Performance Table

The following table compares the yearly percentage change in the book value per share and in the price per share of the Company's common stock in the years ended December 31, 1996, 1995 and 1994, nine months ended December 31, 1993 and the fiscal year ended March 31, 1993 to the changes for the same period in the CRSP Total Return Index for (i) the U.S. NASDAQ Stock Market and (ii) the NASDAQ Truck/Transportation Index, which is the published NASDAQ sub index most closely related to the Company's business.

The table is required to be included in this Annual Report under rules and regulations promulgated by the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934 (1934 Act) which require a comparison between market performance in general and the market price of the shares of the Company's common stock. Because trading in the Company's common stock is sporadic and prices for the stock are highly volatile and based on interdealer quotations, without retail mark-up, mark-down or commission, and are not necessarily representative of actual transactions, the prices for the shares of the Company's common stock used in the preparation of the table are based on the average of the high and low bid for the last quarter of each of the applicable periods. Also because of the sporadic nature of trading in shares of the Company's common stock and other factors, such as the limited number of market makers, the Company has included a comparison based on book value as the Company believes that this comparison may provide other information about the Company's performance.

The returns shown for the NASDAQ indices assume the reinvestment of all quarterly dividends at the average of the closing stock prices at the beginning and end of the quarter as required by SEC rules. There were no dividends paid on shares of the Company's common stock. The book value of a share of the Company's common stock was computed on the basis of the Company's Common and Other Stockholders' Equity, after restatement to exclude the Series A Preferred Stock for all years except December 31, 1996 in which $94,000 was classified as equity and after also excluding the liquidation preference attributable to the shares of the Company's Series A and B Preferred Stock, which was $200,000 at March 31, 1993 and December 31, 1993, 1994, and 1995 and $295,000 at December 31, 1996.


     	 PERCENTAGE CHANGE IN CUMULATIVE SHAREHOLDER RETURN
  AMONG US NASDAQ INDEX, NASDAQ TRUCK AND TRANSPORTATION INDEX,
          AES BOOK VALUE OF COMPANY'S COMMON STOCK, AND
                  AES PRICE OF COMPANY'S STOCK

                                           NASDAQ                    AES
                            AES          TRUCK AND        US      BOOK VALUE
 MEASUREMENT PERIOD       PRICE OF    TRANSPORTATION    NASDAQ   OF COMPANY'S
(Fiscal Year Covered)   COMMON STOCK      INDEX         INDEX    COMMON STOCK

March 1993                  100%           100%          100%        100%
December 1993               106%           113%          112%         67%
December 1994                71%           102%          110%         99%
December 1995                82%           119%          159%         45%
December 1996                53%           131%          195%         28%




(*)Based on an average of high and low bid price for the last fiscal quarter of the years ended December 31, 1996, 1995 and 1994, nine months ended
December 31, 1993 and fiscal year ended March 31, 1993 . The Company believes a comparison based only on the trading price of shares of the Company's common stock may not be a meaningful measure of the Company's performance for a variety of reasons, including but not limited to, the sporadic market for the shares.



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

All the options granted in fiscal 1991 were granted at a price of $.015 per share and become exercisable as to one-fifth of the options on a cumulative basis on each successive yearly anniversary date of the date of grant. The options expire seven years from the date of grant. In 1995, the Board of Directors changed the exercise price of all options from $.015 to $.008.
All other option terms remain unchanged.   At December 31, 1996,
7,028,594 options had been forfeited by persons whose employment
terminated.   None of  the options granted by the Company were granted
to officers or directors of AES, AEC or Incat with the exception of options with respect to 1,710,377 and 1,979,350 shares granted to Mr. Kearns and Mr. Austin, respectively, who hold the positions indicated in Item 10.

Item 12.	  Security Ownership of Certain Beneficial Owners and Management;
           Changes in Control.

Set forth in the following table is information as of March 31, 1997 with respect to the beneficial shareholdings of all directors, individually, all officers and directors of AES as a group, and beneficial owners of more than five percent of AES's common and preferred stock. In addition to its common stock, the Company has Series A Preferred Shares and
Series B Preferred Shares, all of which have a par value of $.0001 per
share and are owned by IST.   In July 1996, the Statement of Change
in Beneficial ownership of Securities on Form 4 of IST which reported one transaction was filed late, but within the month when due.

                                                            PREFERRED STOCK
                          COMMON STOCK               SERIES A               SERIES B
                       Amount      Percent      Amount      Percent     Amount      Percent
                     Beneficially     of     Beneficially     of     Beneficially     of
Name and Address       Owned        Class       Owned        Class      Owned       Class
George
 "Buster" Austin      1,979,350(1)    .4%         --          --         --           --
4313 FM 2351
Friendswood,
TX  77546

Alfred O. Brehmer     4,468,126(2)    .8%         --          --         --           --
14141 W. 59th Ave.
Arvada, CO 80005

J. Daniel Bell      334,549,280(3)  62.9%   11,656,910(3)    100%    24,591,170(3)   100%
370 17th St.#2300
Denver, Co 80202

Gary L. Schmitt     328,199,280(4)  61.7%   11,656,910(4)    100%    24,591,170(4)   100%
370 17th St.,#2300
Denver, CO 80202

 All Officers and   339,017,406     63.7%   11,656,910       100%    24,591,170      100%
 Directors as a
 Group (4 persons)

Industrial          328,199,280(5)  61.7%   11,656,910(5)    100%    24,591,170(5)    100%
Services
Technologies, Inc.
370 17th St.,#2300
Denver, CO 80202
________________


(1) Includes 1,979,350 options for AES common stock which are all currently exercisable.

(2)	Includes 4,265,000 shares of the Company's common stock owned of record and in trust for Mr. Brehmer. Also includes 100,000 shares held in the name of AAA Accounting Services, Inc., of which Mr. Brehmer is the sole shareholder.  Mr. Brehmer is the secretary-treasurer, director and ten percent shareholder of International Marketing Visions, Inc. ("IMV"), a
corporation which owns 1,031,262 shares of common stock of the Company.  Mr.
Brehmer disclaims any beneficial ownership of 928,136 shares or 90 percent of the common stock held by IMV.

(3)	Includes 328,199,280 shares of common stock and the Series A and B
Preferred shares owned by IST.  Mr. Bell is a director and principal shareholder of IST and may, therefore, be deemed to be a beneficial owner of the shares owned by IST.  Includes 1,350,000 shares owned by Carylyn K. Bell,
Mr. Bell's wife and 5,000,000 shares owned by Mr. Bell directly.  Mr. Bell disclaims any beneficial ownership to 2,954,892 shares owned by his father.

(4)	Mr. Schmitt is an officer and director of IST, and may, therefore, be deemed to be a beneficial owner of the common and the Series A and B
Preferred shares owned by IST.

 (5)	Does not include the shares of common stock into which the Series A and B
Preferred Shares are convertible on a one-for-one basis.  Assuming conversion of all the Series A and B Preferred Shares, IST would own an aggregate of
368,521,499 shares or 64.4% of the 571,989,734 shares of common stock that would be issued and outstanding after the conversion.


During 1993 and 1994 a wholly owned direct subsidiary of IST issued notes totaling $1,000,000, which notes were guaranteed by IST. IST pledged 299,053,596 shares of AES common stock and its shares of Series B Preferred Stock of AES as security for its guarantee. The majority of the note holders are individuals and entities controlled by persons who serve on the Board of
Directors.   These individuals constitute a majority of the Board of Directors of IST.  The Bridge Notes, as amended on February 15, 1996, provided that
(a) the principal amount of each Bridge Note was to be paid in three installments with the two installments of 25% of the original principal amount due and payable on February 15, 1996 and September 15, 1996, and the third and final installment of 50% of the original principal amount due and payable on January 10, 1997, and (b) interest on the principal balances outstanding from time to time was to be paid in arrears on April 15, 1996, July 15, 1996, October 15, 1996 and January 10, 1997. All of the interest payments were made when due. The principal installments due on February 15, 1996 in the aggregate amount of $250,000 also were paid in full. Of the total $250,000 amount due on September 15, 1996, a total of $58,850 was paid, as a result of which a total of $308,850 has been paid and a total of $691,150 remains to be paid. The notes have been renegotiated so that remaining outstanding principal amount of $691,150 shall be payable in two principal installments of $172,787.50 each due on September 30, 1997, December 31, 1997, and a final installment of $345,575 due March 15, 1998. Interest on the outstanding principal balances would continue to be due and payable on the 15th day of each of April, July, October and January of each year until the entire principal balances are paid in full. In the event that IST were to default on its obligations under its guarantee, the note holders could, pursuant to the Pledge Agreement, foreclose on the pledged shares. Also, in connection with the Bridge Notes, IST issued warrants to the note holders which may be exercised at the option of the note holders for either
(a) approximately 13% of the common stock of IST or (b) 13% of the shares of AES common stock owned by IST, which is approximately 6% of AES issued and outstanding common stock. See Item 13; Certain Relationships and Related Transactions.


Set forth in the following table is information as of March 31, 1997 with respect to the beneficial shareholdings of all directors, individually, and all officers and directors of AES as a group of the common stock, $.01 par
value per share, of IST.    As of  March 31, 1997, there were 21,170,970
shares of common stock and 4,821,000 shares of preferred stock of IST issued and outstanding.  Each share of IST's common stock has one vote.
The percentages shown in column (B) in the following table do not include the voting rights of the holders of IST's preferred stock or which the holders of certain warrants issued in conjunction with institutional debt and subordinated notes or stock options would have if they exercised their warrants and options. Each share of preferred stock has a number of votes based on the number of common shares into which it would be converted.
If the convertible preferred shares were converted into common stock, the number of common shares outstanding would be approximately 28,974,000. Accordingly, including the effect of the voting rights of holders of preferred, the percentage of voting rights held by each individual indicated
would be set forth in column (C).   Additionally, if all the outstanding
warrants issued in conjunction with institutional debt and subordinated notes and all outstanding stock options were exercised, the number of IST common
shares outstanding would be approximately 44,325,000.   However,  none
of the warrants or options have been exercised and their holders presently have no voting rights. The formulas regarding the computations of the number of shares into which the preferred stock are convertible and for which the warrants and stock options are exercisable are complex and interrelated. Certain factors used in determining common stock equivalents continue to be the subject of negotiations. Accordingly the foregoing numbers and percentage amounts in column (C) are estimates only and subject to change. None of the persons listed in the table below owned any of the Preferred Stock, warrants or options of IST.


                            COLUMN (A)        COLUMN (B)     COLUMN (C)
                         Amount of Class      Percent        Percent of
Name and Address        Beneficially Owned    of Class       voting rights
                                                           including Preferred
Alfred O. Brehmer
14141 W. 59th Ave.
Arvada, CO 80005              40,000           .2%               .1%

J. Daniel Bell(1)
370 17th St., Ste. 2300
Denver, CO 80202           5,696,800         26.9%             19.7%

Gary L. Schmitt
370 17th St., Ste. 2300
Denver, CO 80202              83,283           .4%               .3%

George
"Buster" Austin
4313 FM 2351
Friendswood, TX  77546        86,741           .4%              .3%

All Officers and
Directors as a Group
 (4 persons)               5,900,662         27.9%           20.4%

Carylyn K. Bell(1)
370 17th St., Ste. 2350
Denver, CO 80202           5,696,800         26.9%           19.7%

_________________


(1)	The 5,696,800 shares shown for J. Daniel Bell include 4,662,000 shares owned of record by Carylyn K. Bell, the wife of Mr. Bell, 134,800 shares owned by W. Maury Bell, the adult son of Mr. Bell, and an aggregate of
900,000 shares by six minor children of J. Daniel Bell, four of whom also are the children of Ms. Bell.  Ms. Bell serves as the custodian with respect to the 900,000 shares owned by the minor children and may be deemed to be the beneficial owner of the shares.


Item 13.     	Certain Relationships and Related Transactions

From November 25, 1996 to January 17, 1997, the Company had a loan with Carylyn K. Bell in the amount of $425,000 secured by the Company's claims for federal tax refunds of $458,000. Interest was payable at a rate of 10.25% per annum. AES paid a 2.5% loan fee. Ms. Bell is a significant shareholder of the Company and the wife of J. Daniel Bell, the President and a director of the Company. In addition, Ms. Bell is a principal shareholder
of  IST.  IST provided an unsecured Guaranty of the loan.   The Company
believes that the terms of the loan from Ms. Bell were commercially reasonable and at least as favorable as could have been obtained in an arm's length transaction.

In April 1990, AES borrowed $500,000 from IST. The $500,000 amount loaned by IST to the Company was borrowed by IST from FINOVA. The Company had attempted to borrow the funds directly from FINOVA; however, FINOVA was unwilling to make the loan. The proceeds of the loan were paid by AES to AEC as additional capital. AEC then loaned the proceeds to Incat. FINOVA required, pursuant to the provisions of its loan agreement with AEC, that Incat issue a note to AEC and grant a security interest in all its assets to
AEC.   AEC assigned to FINOVA its interests in the promissory note made by
Incat and in the collateral.   At December 31, 1996 and March 31, 1997,  the
outstanding balances of both the IST and Incat notes were approximately
$128,000 and $94,000, respectively.   On March 31, 1997, IST repaid the
outstanding balance of its FINOVA loan concurrently with the refinancing by
AEC of its term loan to FINOVA.   See Item 7; "Management's Discussion and
Analysis of Financial Conditions and Results of Operations".

The loan originally made in 1990 by IST to AES was evidenced by the convertible promissory note of AES and was converted into 61,538,550 shares
of Series A Preferred Shares.   The Series A Preferred Shares pay cumulative
cash dividends at the rate of $.0011368 per share per annum, payable in 12 monthly installments of $.000094733 each, and have a liquidation preference of $.008133 per share. The cumulative amount paid with respect to the Series A Preferred stock since its issuance is $546,659 of which $372,552 has been applied to the redemption of 45,807,503 Series A Preferred Shares. As of December 31, 1996 and March 31, 1997, 15,731,047 and 11,656,910 Series A
Preferred Shares were outstanding, respectively. See Item 7; "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

AES issued to IST a total of 24,591,170 shares of its Series B Preferred Shares for $200,000 in 1991 and 1992. The Series B Preferred Shares pay an annual dividend of $.0011368 per share, payable quarterly, and have a liquidation
preference of $.008133 per share.    As of December 31, 1996 the Company
owed IST approximately $150,000 for cumulative and unpaid dividends with respect to the Series B Preferred Stock of which $94,000 was paid on March 31, 1997. See Item 7; "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

The Company paid IST management fees of $12,000 per month in 1996.
Effective January 1, 1997, the Company `s monthly management fee is $14,000. Pursuant to the provisions of the FINOVA loan agreement, management fees paid and changes in amount of fees paid to IST require FINOVA's approval if amounts exceed $15,000 a month.

Incat's casualty program is a combined lines incurred loss retrospective rating program consolidating coverage for IST's operating subsidiaries including Incat . Coverages included in the combined lines are the Workers Compensation/Employees Liability, Auto Liability and General Liability.
The program is a loss sensitive program. Premium payments are based on the minimum pay-in calculation by the insurance company plus expected losses. Final premium calculations are made after the policy period by audit and retro adjustment. A pay-in allocation for each subsidiary is prepared by taking the rating basis provided by each IST subsidiary and calculating the pay-in on a percentage basis from the information provided by each subsidiary. Management believes that coverage purchased on a consolidated basis provides opportunities for the participating entities to decrease costs and increase coverage options. In addition, the increased buying power enables the participating entities to qualify for types of insurance plans that would not
otherwise be available.   See items 1 and 2; "Business and Properties".

The Company retains Corporate Stock Transfer, Inc. ("CST") as its transfer agent. Carylyn K. Bell, a principal shareholder of IST and the spouse of J. Daniel Bell, is the President and a principal shareholder of CST. Alfred Brehmer, a director and officer of the Company, is an officer and director of CST. The amounts paid by the Company to CST are not significant and are believed by management to be commercially reasonable.

For periods during which Mr. Bowman or Mr. Austin served as employees of both Incat and Piping the compensation paid by each corporation was based on the approximate amount of time devoted to that corporation. Incat paid Mr. Bowman approximately $3,000 a month from January 1996 until he resigned from Incat on December 20, 1996. Mr. Austin , who assumed his present capacity with Incat in January 1997, currently receives $1,500 a month for serving as an employee and officer of Incat, which amount is subject to adjustment.
See Item 11; "Executive Compensation".



For the year ended December 31, 1996, other IST subsidiaries served
as sub-contractors  to Incat in the ordinary course of business.   The
amount of sub-contractor revenue to other IST subsidiaries was approximately $1,085,000 for the year ended December 31, 1996.
Management believes the rates paid to other IST subsidiaries are commercially reasonable.

IST owns a majority of the common stock and all the Series A and Series B Preferred Stock of AES. See Item 12; "Security Ownership of Certain Beneficial Owners and Management; Changes in Control". The owner of each share of common stock and of the Series A and Series B Preferred stock of AES has one vote per share. As a result of IST's ownership of stock of AES, the approval of IST would be required in order for AES to effect an extraordinary transaction under the corporate laws of the State of New York, the state of incorporation of AES. Certain agreements between IST and its security holders contain certain restrictions which provide that the consent of a majority of IST's holders of preferred stock and other securities must be obtained before IST may approve an extraordinary transaction involving AES.

Also, pursuant to a guarantee made by IST of certain notes made by its direct wholly owned subsidiary, certain shares of AES stock owned by IST have been pledged to a group of individuals and entities controlled by persons who serve on the Board of Directors of IST. These individuals constitute a majority of the Board of Directors of IST. See Item 12; "Security Ownership of Certain Beneficial Owners and Management;
Changes in Control".