Form 10-Q
period 1997-03-31
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1997-05-15
CIK 796960

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1997         Commission File Number  0-19013

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

                                               Number of shares outstanding
                   Class                           at March 31, 1997
      Common stock, $.0001 par value               531,667,515 shares

                                          INDEX



PART I - FINANCIAL INFORMATION *

      ITEM 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 1997
         and December 31, 1996

      Condensed Consolidated Statements of Operations - For the Three
         Months  Ended March 31, 1997 and 1996

      Condensed Consolidated Statements of Cash Flows - For the Three
         Months Ended March 31, 1997 and 1996

      Notes to Condensed Consolidated Financial Statements

      ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

      ITEMS 1 through 6.

      Signature

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                               March 31,     December 31,
                                                  1997           1996
CURRENT ASSETS:
    Cash and cash equivalents                     494,000     $   151,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000         2,477,000       1,339,000
    Unbilled trade receivable                        -            203,000
    Prepaid expenses                              103,000          62,000
    Income tax receivable, net                       -            488,000
    Deferred tax asset                            131,000         404,000
    Asset held for sale                           157,000         157,000
              Total current assets             $3,362,000      $2,804,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,046,000       2,992,000
    Furniture and fixtures                        341,000         313,000
    Transportation equipment                      391,000         391,000
                                                3,778,000       3,696,000
    Accumulated depreciation                   (2,638,000)     (2,517,000)
                                                1,140,000       1,179,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $602,000
       and $592,000                               948,000         958,000
    Other                                          61,000          50,000
                                                1,009,000       1,008,000

       Total assets                             5,511,000     $ 4,991,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                      825,000       1,304,000
    Revolving loans                            1,153,000         519,000
    Current portion of long term debt -
       Financial institutions                    255,000         184,000
       Related parties                             -             425,000
    Accrued expenses and other liabilities       914,000         690,000
              Total current liabilities        3,147,000       3,122,000

LONG-TERM DEBT:
    Financial institutions                       929,000         982,000

DEFERRED INCOME TAXES                            161,000         161,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series A, 0 and 4,074,000 shares
   issued and outstanding in 1997 and 1996,
   respectively;                                                  33,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series A and B; 750,000,000
     shares authorized; 36,249,000 shares
     issued and outstanding; liquidation
     preference of $295,000                         4,000           4,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,668,000 issued and outstanding            53,000          53,000
    Additional paid-in capital                    640,000         640,000
    Retained earnings(deficit)                    577,000          (4,000)
       Total stockholders' equity               1,274,000         693,000
       Total liabilities and
          stockholders' equity                  5,511,000      $4,991,000

 The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                  1997            1996
SERVICE REVENUES                               $4,678,000      $5,034,000

COSTS AND EXPENSES:
    Service costs and expenses                  2,794,000       3,739,000
    Selling, general & administrative             586,000         674,000
    Management fees, related party                 42,000          36,000
    Interest                                       54,000          67,000
    Depreciation and amortization                 115,000         116,000
                                                3,591,000       4,632,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE         1,087,000         402,000

INCOME TAX EXPENSE                                495,000         225,000

NET INCOME (LOSS)                                 592,000         177,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $   581,000     $   163,000

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $    .0011      $     .0003

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000



                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                   1997            1996
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net income                                $   592,000      $  177,000
    Adjustments to reconcile net income to net
    cash provided by operating activities -
       Depreciation and amortization              115,000         116,000
       Deferred income taxes                      273,000          (7,000)
    Decrease (increase) in -
       Trade accounts receivable               (1,137,000)     (2,139,000)
       Unbilled trade receivables                 203,000        (280,000)
       Prepaids and other assets                  (36,000)         40,000
       Income tax receivables	             	      488,000         191,000
    Increase (decrease) in -
       Accounts payable                          (479,000)      1,521,000
       Accrued expenses                           256,000         179,000
       Income taxes payable                          -               -
Net cash provided by (used in)
       operating activities                       275,000        (202,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment    (82,000)        (76,000)
    Other                                            -               -

Net cash used in investing activities             (82,000)        (76,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving lines of credit     3,771,000       3,340,000
    Repayments of lines of credit              (3,138,000)     (2,964,000)
    Proceeds from issuance of long-term debt       94,000            -
    Repayments of notes payable                  (529,000)        (87,000)
    Redemption of Series A preferred stock        (37,000)        (28,000)
    Dividends declared                            (11,000)        (14,000)

Net cash provided by financing activities         150,000         247,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  343,000         (31,000)

CASH AND CASH EQUIVALENTS, beginning of period    151,000         186,000

CASH AND CASH EQUIVALENTS, end of period        $ 494,000      $  155,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                  $    -         $     -

    Cash paid for interest                      $  59,000      $   76,000


  The accompanying notes are an integral part of these financial statements.

	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations for the three month period ended March 31,1997 and its cash flows for the three month period ended
March 31, 1997.  Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The consolidated balance sheet as of December 31, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-K for the fiscal period ended December 31, 1996.


2.	CONTINGENCIES

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


Liquidity and Capital Resources - The Company has $215,000 of working capital at March 31, 1997 as compared to a $318,000 deficiency of working capital at December 31, 1996 due to profitable operations during the first quarter of 1997.

Incat's financial institution is (a) extending the terms of its credit facility subject to completion of documents to September 30, 1997 and
(b) increasing the credit facility to $1,600,000 for the three months ended June 30, 1997, at which time the credit facility will return to $1,400,000. The credit facility is collateralized by Incat's accounts receivable.
Amounts drawn under the facility from time to time bear interest at a rate of 2.5% plus the prime rate in effect from time to time. At March 31, 1997, there was a $1,153,000 balance outstanding on this line-of-credit.

On March 31, 1997, a term loan from a financial institution was amended and increased to include an additional $94,000 in long-term financing, which was used to repay certain Series B preferred stock accumulated dividends to Industrial Services Technologies, Inc., which owns a majority of the Company's common stock and all its preferred stock. Additionally, the interest rate on the balance of the term loan was reduced from 3.5% to 3% plus the prime rate in effect from time to time and the maturity date of the loan was extended from December 31, 1997 to March 31, 2000. Under the amended note, the monthly amount required to service obligations to the financial institution was reduced from approximately $52,000 to approximately $30,000 per month assuming a current prime rate of 8.5%.

Net worth increased from $693,000 at December 31, 1996 to $1,274,000 at March 31, 1997. The $581,000 increase in net worth is due to net income of $592,000 for the three months ended March 31, 1997, reduced by $11,000 in dividends declared on Series A and B preferred stock for the period.

After evaluating the economics of its flow bin leasing operations, the Company sold its flow bins during April 1997 for $500,000. $350,000 of the purchase price has been received and the $150,000 balance is due on
May 30, 1997.   The net proceeds will be used for working capital and to
purchase additional equipment. Currently, the Company has no commitments to purchase additional equipment. However, the Company has budgeted and is anticipating purchasing additional equipment of approximately $200,000 in fiscal 1997.

The combined effects of the receipt of proceeds from the sale of flow bins and from borrowings under the Company's credit facility combined with funds generated from operations, the Company's reduced tax payment through utilization of its tax net operating losses, and reduced debt service requirements should enable the Company to maintain sufficient cash to meet its ongoing cash requirements for the fiscal year. However, there are no assurances that the Company will not incur additional operating losses and/or that its credit facility with the financial institution will be renewed on its expiration in September 1997 or that funds will be available from other sources if needed.

	RESULTS OF OPERATIONS

Service revenues for the three months ended March 31, 1997 and 1996 were $4,678,000 and $5,034,000, respectively. Excluding subcontractor pass-through revenues of $28,000 in 1997 and $1,068,000 in 1996, services revenues were $4,650,000 and $3,966,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in service revenues of $684,000 from 1997 to 1996 is primarily attributable to new business generated from the Company's tubular loader.

A significant percentage of the Company's sales are generated through reputation and referrals. Management continues to emphasis its sales and marketing programs in an effort to expand the Company's customer base. However, a highly competitive market is making expansion more difficult.

Cost of services as a percentage of service revenues was 60% and 74% for the quarters ended March 31, 1997 and 1996, respectively. Eliminating the impact of subcontractor pass-through revenues discussed above, service costs as a percentage of service revenues were approximately 59% for the quarter ended March 31, 1997 and 68% for the quarter ended March 31, 1996. Subcontractor costs are normally passed-through with an administrative charge of 0-10%.
The net decrease in the cost of services as a percentage of service revenues is attributable to a decrease in direct costs. Direct costs decreased due to the Company's ability to perform work in the first quarter of 1997 at higher margins than in 1996 and due to the Company's ability to staff projects from internal resources in 1997 as compared to the Company's need to staff projects with external manpower in 1996.

Indirect costs increased $88,000 for the period ending March 31, 1997 as compared to the corresponding period in 1996. The increase is primarily attributable to the Company's safety incentive bonus program under which bonuses were awarded to employees for outstanding safety performance in 1996, increased freight costs for relocating some equipment and wage increases.

A decrease in selling, general and administrative (SG&A) costs of $88,000, for the three month period ended March 31, 1997 as compared to the same period in 1996 is due primarily to a $123,000 decrease in administrative costs associated with the Baton Rouge and Corpus Christi office closures, administrative staff reductions, and an increase in selling costs of $35,000 due to the Company pursuing tubular loader sales.

Depreciation and amortization expense for the three months ended March 31, 1997 and 1996 is comparable.


The Company's net income for the three months ended March 31, 1997 was $592,000 as compared to net income of $177,000 for the three months ended March 31, 1996. Overall net income increased due to a decrease in direct costs and SG&A.


The Company will continue to be affected by general economic conditions including fluctuations in interest rates and international economic conditions. Service revenues will continue to be subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its customers' facilities. Management does not believe the higher margins incurred in the first quarter of 1997 are indicative of margins expected for the remainder of the year. Due to the competitive nature of the catalyst business, management anticipates lower margins in the second and third quarters. However, fiscal 1997 is expected to be stronger than fiscal year 1996 with revenues and profits exceeding last year's results. There are no assurances that the Company will not incur additional operating losses or be able to achieve its 1997 operating plan. To achieve the 1997 operating plan, the Company must continue to increase utilization of its full time employees, control SG&A and direct labor costs, and increase revenues in the second and third quarters.

Certain portions of the discussions contained in this Report include "forward-looking statements". Forward-looking statements are identified by phrases such as "expects", "projects", "anticipates", "believes" and other similar expressions. All phases of the Company's operations are subject to a number of uncertainies, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate. The Company cautions the reader that the factors mentioned above may not be exhaustive and the reader should refer to some of the Annual Report on Form 10-K for some of the additional matters which could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company in this Quarterly Report on Form 10-Q.


PART II - OTHER INFORMATION


Items 1 through 6.  Not applicable.






	SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			ADVANCED ENVIRONMENTAL SYSTEMS, INC.
					(Registrant)




DATE:	May 15, 1997          		BY:	/s/ Alfred O. Brehmer
				                                 	Alfred O. Brehmer,
				                                 	Director, Secretary
				                                 	and Treasurer