Form 10-Q
period 1997-06-30
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1997-08-14
CIK 796960

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1997         Commission File Number  0-19013

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

                                               Number of shares outstanding
                   Class                           at June 30, 1997
      Common stock, $.0001 par value               531,667,515 shares

                                          INDEX



PART I - FINANCIAL INFORMATION *

      ITEM 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - June 30, 1997
         and December 31, 1996

      Condensed Consolidated Statements of Operations - For the Three
         Months  and Six Months Ended June 30, 1997 and 1996

      Condensed Consolidated Statements of Cash Flows - For the Six
         Months Ended June 30, 1997 and 1996

      Notes to Condensed Consolidated Financial Statements

      ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

      ITEMS 1 through 6.

      Signature

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                               June 30,     December 31,
                                                  1997           1996
CURRENT ASSETS:
    Cash and cash equivalents                     680,000     $   151,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000         2,677,000       1,339,000
    Unbilled trade receivable                      40,000         203,000
    Prepaid expenses                               97,000          62,000
    Income tax receivable, net                       -            488,000
    Deferred tax asset                            131,000         404,000
    Asset held for sale                              -            157,000
              Total current assets             $3,625,000      $2,804,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,179,000       2,992,000
    Furniture and fixtures                        344,000         313,000
    Transportation equipment                      391,000         391,000
                                                3,914,000       3,696,000
    Accumulated depreciation                   (2,715,000)     (2,517,000)
                                                1,199,000       1,179,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $613,000
       and $592,000                               937,000         958,000
    Other                                          51,000          50,000
                                                  988,000       1,008,000

       Total assets                             5,812,000     $ 4,991,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                      588,000       1,304,000
    Revolving loans                            1,363,000         519,000
    Current portion of long term debt -
       Financial institutions                    235,000         184,000
       Related parties                             -             425,000
    Accrued expenses and other liabilities       484,000         690,000
    Income taxes payable                         382,000            -
              Total current liabilities        3,052,000       3,122,000

LONG-TERM DEBT:
    Financial institutions                       863,000         982,000

DEFERRED INCOME TAXES                            161,000         161,000

OTHER LONG TERM LIABILITIES                      143,000            -

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series A, 0 and 4,074,000 shares
   issued and outstanding in 1997 and 1996,
   respectively;                                                  33,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series A and B; 750,000,000
     shares authorized; 36,249,000 shares
     issued and outstanding; liquidation
     preference of $295,000                         4,000           4,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,668,000 issued and outstanding            53,000          53,000
    Additional paid-in capital                    640,000         640,000
    Retained earnings(deficit)                    896,000          (4,000)
       Total stockholders' equity               1,593,000         693,000
       Total liabilities and
          stockholders' equity                  5,812,000      $4,991,000

 The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                       ENDED JUNE 30,
                                                  1997            1996
SERVICE REVENUES                               $3,052,000      $2,264,000

COSTS AND EXPENSES:
    Service costs and expenses                  1,981,000       1,610,000
    Selling, general and administrative           619,000         725,000
    Management fees, related party                 42,000          36,000
    Interest                                       82,000          69,000
    Depreciation and amortization                 110,000         115,000
    Other (income) and expenses, net             (360,000)        (80,000)
                                                2,474,000       2,475,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE           578,000        (211,000)

INCOME TAX (EXPENSE) BENEFIT                     (249,000)         62,000

NET INCOME (LOSS)                                 329,000         (149,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $   319,000     $   (163,000)

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $    .0006      $    (.0003)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000




                                                    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
                                                  1997            1996
SERVICE REVENUES                               $7,730,000      $7,298,000

COSTS AND EXPENSES:
    Service costs and expenses                  4,775,000       5,349,000
    Selling, general and administrative         1,205,000       1,414,000
    Management fees, related party                 84,000          72,000
    Interest                                      136,000         136,000
    Depreciation and amortization                 225,000         231,000
    Other (income) and expenses, net             (360,000)        (80,000)
                                                6,065,000       7,122,000

INCOME BEFORE INCOME TAX EXPENSE                1,665,000         176,000

INCOME TAX EXPENSE                               (744,000)       (148,000)

NET INCOME                                        921,000          28,000

NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $   900,000     $     -

NET INCOME PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $    .0016      $     *

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000




------------------------------
* Less than $.0001 per share.


The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                      1997            1996
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net income                                   $   921,000      $   28,000
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities -
       Depreciation and amortization                 225,000         231,000
       Net Gain on sale of equipment                (360,000)           -
       Deferred income taxes                         273,000          (3,000)
    Decrease (increase) in -
       Trade accounts receivable                  (1,338,000)       (413,000)
       Unbilled trade receivables                    163,000         (38,000)
       Prepaids and other assets                     (34,000)        (87,000)
       Income tax receivables	             	         488,000          88,000
    Increase (decrease) in -
       Accounts payable                             (716,000)        163,000
       Accrued expenses                              (63,000)        158,000
       Income taxes payable                          382,000          12,000
Net cash provided by (used in)
       operating activities                          (59,000)        139,000
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment      (205,000)        (70,000)
    Proceeds from sale of equipment                  500,000            -
    Other                                               -             (5,000)

Net cash provided by (used in) investing activities  295,000         (75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving lines of credit        5,904,000       7,290,000
    Repayments of lines of credit                 (5,060,000)     (7,064,000)
    Proceeds from issuance of long-term debt          94,000            -
    Repayments of notes payable                     (587,000)       (174,000)
    Redemption of Series A preferred stock           (37,000)        (61,000)
    Dividends declared                               (21,000)        (28,000)

Net cash provided by (used in) financing activities  293,000         (37,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     529,000          27,000

CASH AND CASH EQUIVALENTS, beginning of period       151,000         186,000

CASH AND CASH EQUIVALENTS, end of period           $ 680,000      $  213,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                     $ 100,000      $     -

    Cash paid for interest                         $ 145,000      $  139,000


  The accompanying notes are an integral part of these financial statements.

	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.	UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the three month and six month periods ended June 30, 1997 and its cash flows for the six month period ended June 30, 1997. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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
the customer is being defended by Incat's general liability insurer pursuant to the customer's demand for coverage as an additional insured on a contractual indemnify.

Demand has also been made on Incat and its general liability insurer for indemnification by a customer regarding a total of $219,000 which it paid to three employees of the Company for alleged injuries sustained in October 1995 at the customer's facility. As there has been no recent activity regarding this matter, the Company's insurer has placed the claim on an inactive status.

The Company believes that, to the extent it may have any liability with respect to the claims described in the above paragraphs, the Company would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by the Company with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on estimates prepared by the Company's insurers, the Company believes its $165,000 retrospective insurance premium accrual is adequate. This amount represents a general reserve pending the resolution of the above claims, and various other open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.


ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	FINANCIAL CONDITION


General - The Company, through its subsidiary, International Catalyst, Inc. (Incat), provides catalyst handling services to chemical and petrochemical refineries.


Liquidity and Capital Resources - The Company has working capital of $573,000 at June 30, 1997 as compared to a deficiency of $318,000 in working capital at December 31, 1996 due to profitable operations during first and second quarters of 1997 and receipt of $500,000 from the sale of certain assets.

Incat has had a revolving working capital credit facility with a financial institution which expires on September 30, 1997. The credit facility is collateralized by Incat's accounts receivable. The maximum amount which currently may be outstanding from time to time under the line is $1,600,000 through June 30, 1997 and $1,400,000 through September 30, 1997. At June 30, 1997 there was a $1,363,000 balance outstanding on this line-of-credit.

Net worth increased from $693,000 at December 31, 1996 to $1,593,000 at June 30, 1997. The $900,000 increase in net worth is due to net income of $921,000, reduced by $21,000 in dividends declared on Series A and B preferred stock for the six months ended June 30, 1997.

The Company currently has no commitments to purchase additional equipment. However, the Company anticipates purchasing additional equipment with available working capital.

The Company's available borrowings under its existing working capital credit facility, cash generated from the sale of certain assets and from profitable operations, combined with reduced debt payments resulting from an amendment to the term loan and reduced tax payments from utilization of the Company's tax net operating losses for its tax year ended March 31, 1997 should enable the Company to maintain sufficient cash to meet its ongoing cash requirements for the fiscal year. However, there are no assurances that the Company will not incur additional operating losses and/or that its credit facility with the financial institution will be renewed on its expiration in September 1997.


	RESULTS OF OPERATIONS

Service revenues for the three months ended June 30, 1997 and 1996 were $3,052,000 and $2,264,000, respectively. Service revenues increased to $7,730,000 for the six months ended June 30, 1997 over the $7,298,000 amount in the comparable period in 1996. The increase is mainly attributable to an increase in the volume of services being performed in the second quarter of 1997 due to an unusually strong catalyst handling and refinery maintenance market. Sub-contractor revenues were not significant in the second quarter of 1997.

A significant percentage of the Company's sales are generated through reputation and referrals. Management continues to emphasize its sales and marketing programs in an effort to expand the Company's customer base.

Cost of services as a percentage of service revenues was 65% for the quarter ended June 30, 1997 and 71% for the quarter ended June 30, 1996. For the six months ended June 30, 1997, cost of services as a percentage of service revenues was 62% as compared to 73% for the six months ended June 30, 1996. The net decrease in the cost of services as a percentage of services revenues is mainly attributable to a decrease in direct costs. The major factors contributing to the decrease in direct costs was the Company's ability to perform work in the first and second quarters at higher margins than in 1996 and due to the Company's ability to staff projects in the first quarter from internal resources as compared to the Company's need to staff projects with external manpower in 1996. The increased margins in the second quarter is attributable to the Company performing a major turnaround project and some emergency catalyst work at higher rates than work performed in the second quarter of 1996.

Indirect costs decreased $20,000 for the three months ended June 30, 1997 as compared to the same period in 1996. The decrease is attributable to the Company's closure of two regional offices in 1996 and consolidation of operations in 1997. However, indirect costs as a percentage of revenue decreased 9% as compared to the three months ended June 30, 1996. The decrease in indirect costs as a percentage of revenue is mainly attributable to an increase in revenue. For the six months ended June 30, 1997, indirect costs as a percentage of revenue is comparable to the same period in 1996.

Selling costs increased $44,000 for the three months ended June 30, 1997 as compared to the same period in 1996. For the six months ended June 30, 1997, selling costs increased $80,000 as compared to the same period in 1996. The increase is attributable to the Company increasing its sales force and sales effort. The increase in selling costs is expected to continue through the remainder of the year.

General and administrative costs decreased $150,000 for the three months ended June 30, 1997 as compared to the same period in 1996. For the six months ended June 30, 1997 general and administrative costs decreased $289,000 as compared to the same period in 1996. The decrease is attributable to the Company's closure of two regional offices in 1996 and consolidation and reorganization of operations in 1997.


Depreciation and amortization expense decreased for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in the previous year due to some equipment being fully depreciated.

The Company's net income for the three months ended June 30, 1997 was $329,000 as compared to net loss of $149,000 for the three months ended
June 30, 1996. The Company had net income of $921,000 for the six months ended June 30, 1997 as compared to net income of $28,000 for the six months ended June 30, 1996. Overall net income increased due to an increase in revenues, an increase in gross profit margins and a $360,000 gain on the sale of certain assets.

The Company will continue to be affected by general economic conditions including fluctuations in interest rates and national and international economic conditions. Service revenues will continue to be subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its customers' facilities. Management believe the margins incurred in the first and second quarters of 1997 are generally indicative of the range of margins expected for the remainder of the year. Fiscal 1997 is expected to be stronger than fiscal year 1996 with revenues and profits exceeding last year's results. However, there are no assurances that the Company will not incur additional operating losses or be able to achieve its 1997 operating plan.

	Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not limited to, the following: (1) the ability of the Company to continue to retain and utilize its full time employees and keep direct labor costs down, (2) Control Selling, general and administrative costs, (3) Continued strong sales volume, and (4) successful renewal of the Company's line-of-credit which expires in September 1997.

PART II - OTHER INFORMATION


Items 1 through 6.  Not applicable.






                          	SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ADVANCED ENVIRONMENTAL SYSTEMS, INC.
                           	(Registrant)



DATE:	August 14, 1997                          BY:	/s/Gary L. Schmitt
                                                      Gary L. Schmitt,
	                                                   		V. President, Director