Form 10-Q
period 1997-09-30
ADVANCED ENVIRONMENTAL SYSTEMS INC
filed 1997-11-17
CIK 796960

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1997       Commission File Number  0-19013

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

                                               Number of shares outstanding
                   Class                           at November 7, 1997
      Common stock, $.0001 par value               531,667,515 shares

                                          INDEX



PART I - FINANCIAL INFORMATION *

      ITEM 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996

      Condensed Consolidated Statements of Operations - For the Three
         Months  and Nine Months Ended September 30, 1997 and 1996

      Condensed Consolidated Statements of Cash Flows - For the Nine
         Months Ended September 30, 1997 and 1996

      Notes to Condensed Consolidated Financial Statements

      ITEM 2.  Management's Discussion and Analysis


PART II - OTHER INFORMATION

      ITEMS 1 through 6.

      Signature

      * The accompanying financial statements are not covered by an independent auditor's report.

                   ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
           ASSETS                            September 30,   December 31,
                                                  1997           1996
CURRENT ASSETS:
    Cash and cash equivalents                     426,000     $   151,000
    Trade accounts receivable, net of allowance
       for doubtful accounts of $40,000         2,237,000       1,339,000
    Unbilled trade receivable                      48,000         203,000
    Income tax receivable, net                       -            488,000
    Deferred tax asset                            114,000         404,000
    Asset held for sale                              -            157,000
    Prepaid and other current assets              135,000			       62,000
              Total current assets             $2,960,000      $2,804,000

PROPERTY, PLANT AND EQUIPMENT:
    Equipment                                   3,249,000       2,992,000
    Furniture and fixtures                        344,000         313,000
    Transportation equipment                      391,000         391,000
                                                3,984,000       3,696,000
    Accumulated depreciation                   (2,804,000)     (2,517,000)
                                                1,180,000       1,179,000
INTANGIBLES AND OTHER ASSETS:
    Goodwill and other intangibles, net of
       accumulated amortization of $623,000
       and $592,000                               927,000         958,000
    Other                                          41,000          50,000
                                                  968,000       1,008,000

       Total assets                             5,108,000     $ 4,991,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                    1,190,000       1,304,000
    Revolving loans                                 -            519,000
    Current portion of long term debt -
       Financial institutions                    251,000         184,000
       Related parties                              -            425,000
    Income taxes payable                         254,000            -
    Accrued expenses and other liabilities       602,000         622,000
              Total current liabilities        2,297,000       3,054,000

LONG-TERM DEBT:
    Financial institutions                       804,000         982,000

DEFERRED INCOME TAXES                            194,000         161,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series A, 0 and 4,074,000 shares
   issued and outstanding in 1997 and 1996,
   respectively;                                    -             33,000

COMMON AND OTHER STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value,
     Convertible Series A and B; 750,000,000
     shares authorized; 36,249,000 shares
     issued and outstanding; liquidation
     preference of $295,000                         4,000           4,000
    Common stock, $.0001 par value,
     2,250,000,000 shares authorized;
     531,668,000 issued and outstanding            53,000          53,000
    Additional paid-in capital                    640,000         640,000
    Retained earnings(deficit)                  1,048,000          (4,000)
       Total stockholders' equity               1,745,000         693,000
       Total liabilities and
          stockholders' equity                  5,108,000      $4,991,000

 The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                  1997            1996
SERVICE REVENUES                               $3,548,000      $1,632,000

COSTS AND EXPENSES:
    Service costs and expenses                  2,624,000       1,536,000
    Selling, general & administrative             544,000         679,000
    Management fees, related party                 51,000          38,000
    Interest                                       67,000          59,000
    Depreciation and amortization                 105,000         113,000
    Other (income) and expenses, net              (17,000)       (158,000)
                                                3,374,000       2,267,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) 174,000        (635,000)

INCOME TAX EXPENSE (BENEFIT)                       12,000        (451,000)

NET INCOME (LOSS)                                 162,000         (184,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                              $   152,000     $   (198,000)

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                          $    .0003      $    (.0004)

WEIGHTED AVERAGE SHARES OUTSTANDING          $531,668,000    $531,668,000




                                                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,
                                                  1997            1996
SERVICE REVENUES                                 $11,278,000      $8,930,000

COSTS AND EXPENSES:
    Service costs and expenses                     7,399,000       6,885,000
    Selling, general & administrative              1,749,000       2,093,000
    Management fees, related party                   135,000         110,000
    Interest                                         203,000         195,000
    Depreciation and amortization                    330,000         344,000
    Other (income) and expense, net                 (377,000)       (238,000)
                                                   9,439,000       9,389,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)  1,839,000        (459,000)

INCOME TAX EXPENSE (BENEFIT)                         756,000        (303,000)

NET INCOME (LOSS)                                  1,083,000        (156,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                 $ 1,052,000     $  (198,000)

NET INCOME (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT                             $    .0020      $   (.0004)

WEIGHTED AVERAGE SHARES OUTSTANDING             531,668,000      531,668,000



The accompanying notes are an integral part of these financial statements.

                  ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                      1997            1996
CASH FLOWS FORM OPERATING ACTIVITIES:
    Net income (loss)                            $ 1,083,000      $ (156,000)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
       Depreciation and amortization                 330,000         344,000
       Net Gain on sale of equipment                (360,000)           -
       Deferred income taxes                         323,000          (9,000)
    Decrease (increase) in -
       Trade accounts receivable                    (898,000)         31,000
       Unbilled trade receivables                    155,000         (95,000)
       Prepaids and other assets                     (79,000)        134,000
       Income tax receivables	               	       488,000        (273,000)
    Increase (decrease) in -
       Accounts payable                             (114,000)        299,000
       Accrued expenses                              (20,000)        148,000
       Income taxes payable                          254,000            -

Net cash provided by operating activities          1,162,000        423,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment      (268,000)       (199,000)
    Proceeds from sale of equipment                  500,000            -
    Other                                               -             (5,000)

 Net cash provided by (used in)
    investing activities                             232,000        (204,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving lines of credit        7,103,000       9,515,000
    Repayments of lines of credit                 (7,622,000)     (9,409,000)
    Proceeds from issuance of long-term debt          94,000            -
    Repayments of notes payable                     (630,000)       (260,000)
    Redemption of Series A preferred stock           (33,000)        (89,000)
    Deferred financing costs                            -            (28,000)
    Dividends declared                               (31,000)        (42,000)

Net cash used in financing activities             (1,119,000)       (313,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     275,000         (94,000)

CASH AND CASH EQUIVALENTS, beginning of period       151,000         186,000

CASH AND CASH EQUIVALENTS, end of period           $ 426,000      $   92,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for income taxes                     $ 190,000      $     -

    Cash paid for interest                         $ 187,000      $  221,000


  The accompanying notes are an integral part of these financial statements.

	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.	UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three month and nine month periods ended September 30, 1997 and its cash flows for the nine month period ended September 30, 1997. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The consolidated balance sheet as of December 31, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-K for the fiscal period ended December 31, 1996.



2.		RECLASSIFICATIONS

Certain reclassifications have been made in the prior period's 	consolidated
financial statements in order to conform with the current	period presentation.


3.	CONTINGENCIES

The Company believes that, to the extent it may have any liability with respect to any claims, the Company would be covered by its workers' compensation and general liability insurance carriers. The initial premium paid by the Company with respect to these policies is subject to adjustment based on certain insurance components plus losses during the applicable policy periods. Based on estimates prepared by the Company's insurers, the Company believes its $165,000 retrospective insurance premium accrual is adequate. This amount represents a general reserve pending the resolution of various open routine claims incidental to the Company's business which affect the same policy years and, therefore, the retrospective premium adjustments. However, due to the uncertainty of various factual and legal issues which may affect these claims, there can be no assurance as to the outcome of these claims or the adequacy of the amount reserved.




	ADVANCED ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS



	FINANCIAL CONDITION


General - The Company, through its subsidiary, International Catalyst, Inc. (Incat), provides catalyst handling services to chemical and petrochemical refineries.


Liquidity and Capital Resources - The Company has working capital of $663,000 at September 30, 1997 as compared to a deficiency of $250,000 in working capital at December 31, 1996 due to profitable operations during the nine months ended September 30, 1997 and receipt of $500,000 from the sale of certain assets.

Incat has had a revolving working capital credit facility with a financial institution which expires on May 31, 1998. The credit facility is collateralized by Incat's accounts receivable. The maximum amount which currently may be outstanding from time to time under the line is $1,400,000. At September 30, 1997, there was no amount outstanding on this line-of-credit.

Net worth increased from $693,000 at December 31, 1996 to $1,745,000 at September 30, 1997. The $1,052,000 increase in net worth is due to net income of $1,083,000, reduced by $31,000 in dividends declared on Series A and B preferred stock for the nine months ended September 30, 1997.

The Company currently has commitments of $55,000 to purchase additional equipment and anticipates purchasing the additional equipment with available working capital.

Management believes that its liquidity requirements can be funded through cash generated from profitable operations and utilization of its revolving working capital credit facility as discussed above.


	RESULTS OF OPERATIONS

Service revenues for the three months ended September 30, 1997 and 1996 were $3,548,000 and $1,632,000, respectively. Excluding the impact of subcontractor pass-through revenues of $1,048,000 for the quarter ended September 30, 1997 and $ -0- for the quarter ended September 30, 1996, the increase in service revenue for the quarter was $868,000, a 53% increase from prior year's third quarter revenues. The increase is primarily attributable to an unplanned turnaround project with revenues of approximately $1,137,000 at a gulf coast chemical plant. Excluding the impact of subcontractor pass-through revenues of $1,604,000 for the nine months ended
September 30, 1997 and $1,074,000 for the nine months ended
September 30, 1996, Service revenues increased by $1,818,000. The increase is mainly attributable to an increase in the volume of services being performed in the second and third quarter of 1997 due to an unusually strong demand for catalyst services and performance of the aforementioned unplanned project which normally should not have been scheduled for at least another
8 to 10 years.

Cost of services as a percentage of service revenues was 74% for the quarter ended September 30, 1997 and 94% for the quarter ended September 30, 1996. Excluding the subcontractor revenue mentioned above, cost of services as a percentage of service revenues was 65% for the quarter ended September 30, 1997 and 93% for the quarter ended September 30, 1996. The significant decrease in cost of services as a percentage of service revenue for the third quarter is attributable to both a decrease in indirect cost and direct costs. The decrease in indirect costs as a percentage of revenues is mainly attributable to an increase in revenue. A decrease in direct costs as a percentage of service revenues is attributable to work performed at higher margins on an unplanned turnaround job. For the nine months ended September 30, 1997, cost of services as a percentage of service revenues was 66% as compared to 77% for the nine months ended September 30, 1996. The net decrease in the cost of services as a percentage of services revenues is attributable to a decrease in direct costs and an increase in revenues.
The major factors contributing to the decrease in direct costs is the Company's ability to perform work in 1997 at higher margins than in 1996 and due to the Company's ability to staff projects in the first quarter from internal resources as compared to the Company's need to staff projects with external manpower in 1996.

Selling costs increased $5,000 for the three months ended September 30, 1997 as compared to the same period in 1996. For the nine months ended
September 30, 1997, selling costs increased $85,000 as compared to the same period in 1996. The increase is attributable to the Company increasing its sales force and sales effort. The increase in selling costs is expected to continue through the remainder of the year.

General and administrative costs decreased $140,000 for the three months ended September 30, 1997 as compared to the same period in 1996. For the nine months ended September 30, 1997, general and administrative costs decreased $429,000 as compared to the same period in 1996. The decrease is attributable to the Company's closure of two regional offices in 1996 and consolidation and reorganization of operations in 1997.


Depreciation and amortization expense decreased for the three and nine month periods ended September 30, 1997 as compared to the corresponding periods in the previous year due to some equipment being fully depreciated.

The Company's net income for the three months ended September 30, 1997 was $162,000 as compared to net loss of $184,000 for the three months ended September 30, 1996. Excluding the effect of the unplanned project discussed above, third quarter results would have been comparable to the 1996 third quarter loss of $184,000. For the nine months ended September 30, 1997, the Company had net income of $1,083,000 including a $360,000 gain on the sale of certain assts as compared to net loss of $156,000 for the nine months ended September 30, 1996. Overall net income increased due to an increase in revenues, an increase in gross profit margins, a decrease in general and administrative costs, a $360,000 gain on the sale of certain assets and the unexpected impact of the unplanned turnaround project.

The Company will continue to be affected by general economic conditions including fluctuations in interest rates, national and international economic conditions such as volatility in the Asian financial market and world events such as continued peace in the Middle East. Service revenues will continue to be subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its customers' facilities. Management believe the margins incurred in 1997 will not be indicative of the range of margins expected for the remainder of the year due to the lower volume of revenue anticipated in the fourth quarter. Based on the nine months ended September 30, 1997, fiscal 1997 is expected to be stronger than fiscal year 1996 with revenues and profits exceeding last year's results.

During the first quarter of 1997, the Company experienced a shift in revenues from the fourth quarter of 1996. The shift in revenues contributed to the positive operating results for the three months ended March 31, 1997 and the nine months ended September 30, 1997. Currently, the Company has not experienced a significant shift in revenues from customers rescheduling work from 1997 to 1998. Presently, the Company does not anticipate revenues for the first quarter of 1998 to be comparable to the first quarter of 1997. Accordingly, there are no assurances that the Company will be able to sustain its strong operating results due to the volatile nature of the customers demand for catalyst handling services and timing of petroleum and petrochemical/chemical facilities shutdowns.


	Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not limited to, the following: (1) the ability of the Company to retain and utilize its full time employees and keep direct labor costs down, (2) loss, retirement or change in key management,
(3) ability to contain general and administrative cost structure,
(4) continued strong demand for the Company's services, and (5) pricing pressures which could effect the Company's gross margins.

PART II - OTHER INFORMATION


Items 1 through 6.  Not applicable.






	SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			ADVANCED ENVIRONMENTAL SYSTEMS, INC.
				(Registrant)



DATE:	November 14, 1997     		BY:	  /s/Gary L. Schmitt
                                   				Gary L. Schmitt,
				                                  	V. President, Director